Form 10QSB
period 1996-08-31
THERMACELL TECHNOLOGIES INC
filed 1996-10-21
CIK 1002360

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________________ TO ___________

                        Commission File Number 0-21279

                         THERMACELL TECHNOLOGIES, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              FLORIDA                                  59-3223708
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

                                 (813)622-7171
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No ___

  The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of August 31, 1996 was 1,207,763.

                 Transitional small business disclosure format:

                             Yes ___    No  X

                         THERMACELL TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                       INDEX                                                PAGE
                                                                                            ----
PART I.     FINANCIAL INFORMATION
Item 1.     Financial statements
            Balance Sheets as of November 30, 1995 and                                       3
            August 31, 1996
            Statements of Income for the three month and nine months
            ended August 31, 1995 and 1996                                                   5
            Statement of Cash Flows for the nine months ended
            August 31, 1995 and 1996                                                         6
            Notes to financial statements                                                    7
Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                              8

PART II.    OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K                                                 10
            Signatures                                                                       10

                         THERMACELL TECHNOLOGIES, INC.

                                 Balance Sheet

                                     ASSETS

                                  (Unaudited)


                                                          November 30,               August 31,
                                                              1995                      1996
                                                          ------------              -----------
CURRENT ASSETS
    Cash accounts                                          $ 90,773                 $    24,278
    Accounts receivable
        Trade                                                 2,677                     118,324
        Employees                                               224                         --
        Officers                                             18,582                      12,869
                                                           --------                 -----------
                                                             21,483                     131,193
                                                           --------                 -----------

Note receivable                                                 --                      200,000
Inventory                                                    71,016                     143,522
                                                           --------                 -----------

        TOTAL CURRENT ASSETS                                183,272                     498,993
                                                           --------                 -----------


PROPERTY, PLANT & EQUIPMENT                                 114,373                     268,622
    Less accumulated depreciation                            11,011                      34,527
                                                           --------                 -----------
                                                            103,362                     234,095
                                                           --------                 -----------


OTHER ASSETS
    Note receivable                                         100,000
    Deposits paid                                             7,543                       6,323
    Organizational costs - net                                2,445                       1,956
    Patent                                                   10,058                      12,720
    Agreement not to compete - net                           25,000                      18,750
    Deferred costs                                           96,575                     403,420
    Deferred income tax benefit                             125,657                     270,013
    Goodwill - net                                           80,821                      76,780
                                                           --------                 -----------

        TOTAL OTHER ASSETS                                  448,099                     789,962
                                                           --------                 -----------


                                                           $734,733                  $1,523,050
                                                           ========                  ==========





                See accompanying notes to financial statements.

                         THERMACELL TECHNOLOGIES, INC.

                                 Balance Sheet

                                  LIABILITIES

                                  (Unaudited)


                                                        November 30,                August 30,
                                                            1995                       1996
                                                       ------------                - ----------
CURRENT LIABILITIES
NOTES PAYABLE
    Convertible debt                                     $  740,203                $    997,500
    Stockholders                                            178,304                   1,056,804
    Other                                                    25,000                         -0-
                                                         ----------                ------------
                                                            943,507                   2,054,304
                                                         ----------                ------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    Trade accounts payable                                   16,181                     200,391
    Accrued expenses                                        105,440                     176,167
                                                         ----------                ------------

        TOTAL CURRENT LIABILITIES                         1,065,128                   2,430,862
                                                         ----------                ------------


STOCKHOLDERS' EQUITY
    Preferred stock, par value $.0001                           497                         497
        Authorized 5,000,000 shares outstanding
          4,975,000 in 1995 and 2,500,000 in 1996
    Capital Stock                                                66                          74
        Authorized 20,000,000 shares outstanding
          667,472 in 1995 and 919,013 in 1996
    Additional paid in capital                              184,329                     184,329
    Deficit accumulated deficit                            (515,287)                 (1,092,712)
                                                         ----------                ------------
        TOTAL EQUITY                                       (330,395)                   (907,812)
                                                         ----------                ------------

                                                         $  734,733                $  1,523,050
                                                         ==========                ============



                See accompanying notes to financial statements.

                         THERMACELL TECHNOLOGIES, INC.

                              Statements of Income

          Three months and nine months ended August 31, 1995 and 1996
                                  (Unaudited)


                                                  Three months ended              Nine months ended
                                                      August 31,                      August 31,
                                               1995            1996               1995               1996
                                             ---------      -----------        ---------         ----------
Net Sales                                    $  27,044       $ 171,777         $  40,824          $ 430,597
Cost of Sales                                   39,269          78,549            46,583            248,687
                                             ---------       ---------         ---------           --------

Gross Profit                                   (12,225)         93,228            (5,749)           181,911
Selling & Administrative                       108,767         278,210           212,782            754,190
                                             ---------       ---------         ---------           --------

Operating Profit                              (120,992)       (184,982)         (218,531)          (572,279)

Other Expenses (net)                               145          58,789               242            149,502
                                             --------        ---------         ---------           --------

Income before taxes                           (121,137)       (243,771)         (218,773)          (721,781)
Provision for taxes                             24,227          48,754            43,755            144,356
                                             ---------       ---------         ---------           --------

Net Income (loss)                            $ (96,910)      $(195,017)        $(175,018)         $(577,425)
                                             =========       =========         =========          =========
Weighted average number of
common shares outstanding                      626,191         707,515           626,191            707,515
                                             =========       =========         =========          =========
Net Income per share                         $   (0.15)      $   (0.28)        $   (0.28)         $   (0.82)
                                             =========       =========         =========          =========




                See accompanying notes to financial statements.

                         THERMACELL TECHNOLOGIES, INC.

                            Statements of Cash Flows
         for the nine months ended August 31, 1995 and August 31, 1996
                                  (Unaudited)



                                                             1995                      1996
                                                        ------------               -----------
Operating Activities:
   Net income                                            $  (314,857)               $ (577,425)
   Adjustments to reconcile net income
   to net cash used in operating activities:
      Depreciation & Amortization                              7,092                    30,998
      Change in assets & liabilities:
         Receivables                                           8,926                  (109,710)
         Inventories                                         (71,016)                  (72,506)
         Deferred Income Tax Benefit                         (79,175)                 (144,356)
         Other Assets                                       (118,279)                 (205,867)
         Accounts Payable                                     (8,372)                  184,211
         Accrued Liabilities                                 105,440                    70,726
                                                         -----------                ----------
           Net cash used in operating activities            (470,241)                 (823,929)
                                                         -----------                ----------
Investing Activities:
   Purchases of equipment                                    (92,349)                 (154,241)
   Issuance of note receivable                              (100,000)                 (100,000)
                                                         -----------                ----------
           Net cash used in investing activities            (192,349)                 (254,241)
                                                         -----------                ----------
Financing Activities:
   Net proceeds from (repayment) of loans payable          1,037,707                 1,110,797
   Principal payments on notes payable                      (194,200)                     --
   Costs associated with obtaining financing                 (96,575)                  (99,122)
   Issuance of common stock                                    6,400                       -0-
                                                         -----------                ----------
           Net cash provided by financing activities         753,332                 1,011,675
                                                         -----------                ----------
Net increase (decrease) in cash                               90,742                   (66,495)
Cash at beginning of period                                       31                    90,773
                                                         -----------                ----------
Cash at end of period                                    $    90,773                $   24,278
                                                         ===========                ==========



                See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

                                August 31, 1996
                                  (Unaudited)

Note 1. Basis of presentation - The accompanying financial statements are unaudited and should be read in conjunction with the ThermaCell Technologies, Inc. financial statements included in the Company's Registration Statement on Form SB-2. Operating results for the nine-month period ended August 31, 1996, are not necessarily indicative of the results that may be expected for the full year. In the opinion of management all adjustments necessary for a fair presentation of interim operating results are reflected herein.

Note 2. Per share calculations - per share calculations are determined on the weighted average number of common and common equivalent shares outstanding during each period. On August 12, 1996, the company announced a ten (10) for one (1) reverse common stock split. Retroactive effect was given to the outstanding stock.

Note 3.    Inventories - Inventory is comprised of the following:

                                           November 30, 1995              August 31, 1996
                                           ------------------             ---------------
Finished goods                                  $ 34,383                      $ 70,862
Raw materials                                     36,633                        72,660
                                                  ------                        ------

Total                                           $ 71,016                      $143,522
                                                  ------                       -------

Note 4. Included in notes payable at November 30, 1995 and August 31, 1996 are $740,203 and $1,883,500, respectively, representing the aggregate amounts raised by the Company in various debt related offerings as of those dates. Included in those amounts are $740,203 and $997,500 at November 30, 1995 and August 31, 1996, respectively, raised by the underwriters through the issuance of the securities under private placement offerings described above. The notes bear interest at the rate of twelve percent (12%), with principal and interest due on the earlier of the date of closing of the public offering or one year from the date of the notes, which were executed during the period October 15, 1995 through August 31, 1996. The notes are convertible, at the option of the holder, to an amount of common stock based between 50% and 60% of the price of the shares of the Company's common stock to be offered in the public offering.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             OPERATIONAL ACTIVITIES

The Company has been marketing its various insulated roof and wall coatings throughout Florida through in-house salespeople and outside of Florida through word of mouth. Sales have continued to increase with independent paint dealers and end users becoming more aware of the superiority of the products in application and energy efficiency. We have successfully completed negotiation with one company and are in negotiations with others to exclusively market our paints and coatings. The company is poised to begin exporting large quantities of the insulated roof coatings to the Caribbean Islands, South America, Europe and India, as well as extending its domestic sales throughout the Sunbelt Region of the United States. The company is currently negotiating with an individual on distribution rights for India, as well as several large orders to be shipped to Europe and South America.

                             RESULTS OF OPERATIONS

Nine months ended August 31,1996 compared to nine months ended August 31, 1995

Total revenue for the nine months ended August 31,1996 was $430,597 compared to $40,834 for the same period of 1995, which represents an increase of $389,763. The increase was a result of expanded sales of paint products and coatings produced by the Company paint manufacturing facility acquired in the fourth quarter of the 1995 fiscal year. The increased sales were a direct result of increased marketing efforts and production capabilities. The net loss, after the provision for income taxes, and net loss per share were $577,425 and $.82 per share respectively, for the nine months ended August 31,1996 as compared to a net loss and net loss per share of $175,018 and $.28, respectively, for the same period of 1995. Included in the loss for 1996 is $152,765 interest on $1,883,500 in loans made by bridge loan investors. Interest will be paid on all notes up to the close of the offering. Additional costs incurred during the nine months ended August 31, 1996, include the additional staff who will be needed immediately upon the close of the offering to facilitate increased sales and administrative functions. As discussed below under Liquidity and Capital Resources the Company plans to institute an intense marketing campaign immediately upon the close of the public offering to cover the Sunbelt region of the United States. In addition to the marketing effort, the Company plans to build or buy a manufacturing facility which will enable it to increase production, and thereby sales, of its proprietary products. The increase in gross sales is a result of intensified marketing efforts, with a more extensive campaign covering the Sunbelt region to be initiated upon completion of this offering. For the nine months ended August 31, 1996, total selling, general and administrative expenses was $754,190, as compared to $212,782 for the same period of the previous year, an increase of approximately $541,408, or 354%.
The increases were due to expenses incurred with the initial production of the Company's proprietary products in its recently acquired manufacturing facility, expenses incurred in relation to the refinement of the formulations of the paint and paint coatings being manufactured, as well as costs associated with increased marketing efforts, staffing and other expenses associated with the Company's expanded operations. The Company has accumulated net operating losses of $1,092,712 for the period from inception through August 31, 1996. Based upon management's current estimates of future taxable income, tempered by consideration of the Company's developmental stage of operating activities to date, (management determined a valuation allowance of fifty percent (50%) is sufficient at November 30, 1994 and 1995 and August 31, 1996 to represent that portion of deferred taxes that may not be realized). As discussed below under Strategy to Achieve Profitable Operations, the Company anticipates realizing improved purchasing procedures as well as cost reductions in the manufacturing process during the fiscal year 1996. The Company anticipates an increase in its gross profit margins during the twelve month period following this offering. Results of operations for the first nine months of the 1996 fiscal year reflect the impact of the additional expenses incurred by the Company in positioning itself to realized full-scale production, which is expected to occur at the close of fiscal year 1996.

Three months ended August 31,1996 compared to three months ended August 31, 1995.

Total revenue for the three months ended August 31,1996 was $171,777 compared to $27,044 for the same period of 1995, which represents an increase of $144,733. The increase was a result of expanded sales of paint products and coatings produced by the Company paint manufacturing facility acquired in the fourth quarter of the 1995 fiscal year. The increased sales were a direct result of increased marketing efforts and production capabilities. The net loss, after the provision for income taxes, and net loss per share were $195,017 and $.28 per share respectively, for the three months ended August 31,1996 as compared to a net loss and net loss per share of $96,910 and $.15, respectively, for the same period of 1995.

                   STRATEGY TO ACHIEVE PROFITABLE OPERATIONS

Development of roof and wall coatings has been an ongoing process that has progressed from the Company's product being manufactured by a third party to its current capability of manufacturing its proprietary product. The acquisition of the operating assets of a paint manufacturing company, effective November 30, 1995, has provided the Company with the equipment, expertise, and initial distribution channels necessary for the Company to generate cash flow sufficient to fund its current operations. The acquisition of the paint company, which has a long-standing history of successful operations in the West Central Florida area, has enabled the Company to position itself to become fully operational. Production of paint products and coatings has increased due to current demands that have resulted from increased marketing efforts. The company has improved its purchasing procedures by buying to support larger production volumes and expanding its supplier base. As a result, the cost of manufactured products has dropped by more than 20%. The current cost of a gallon of insulated coating has dropped by more than $3 per gallon due to the current capabilities of manufacturing the Company's proprietary product as well as its improved purchasing practices. The reduced costs are expected to continue to be realized or improved during fiscal year 1996, when the Company expects to be in full scale production. As a result of the factors described above, the Company anticipates gross profit margins on its products will increase during the twelve month period following the completion of this offering. Products purchased for resale will represent less than 10% of total sales. The Company anticipates increased percentage of sales and manufactured products, with greater margins expected in the proprietary products.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its initial capital operations and product development activities with funds provided by the sale of its securities and from borrowings. During fiscal years 1994 and 1995, the Company raised approximately $184,900 through issuance of its common stock. During the period November 1995 through August 3 the company raised approximately $2,054,300 through private placement of its convertible notes, notes and common stock.

The Company anticipates satisfying all indebtedness related to these obligations either through the payment of such notes with the proceeds of the offering or the conversion of certain of these notes into shares of the Company's common stock. The Company is not presently generating sufficient revenues from operations to fund capital requirements. The ability of the Company to alleviate its working capital deficit and obtain capital adequate to fund future costs associated with operations and expansion plans is dependent upon
(i) successful completion of the initial public offering; (ii) the Company's ability to increase consumer awareness and acceptance of its existing and new products; and (iii) realization of projected increases in sales of new product lines. Upon completion of this offering, the Company will institute an intense marketing campaign to cover the Sunbelt region of the United States. In addition to the marketing effort, the Company plans to build or buy a manufacturing facility which will enable the Company to increase production of its proprietary products. In the opinion of management, the net proceeds from this offering will provide sufficient working capital to enable the Company to sustain operations and finance planned expansion for the next 60 months without the need for additional capital.

                         FORWARD-LOOKING INFORMATION

The information set forth above includes "Forward-looking" information as outlined in the recently enacted Private Securities Litigation Reform Act of 1995.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and reports on form 8K - No reports on Form 8K have been filed during the quarter ended August 31, 1996.


     Exhibits
       27        Financial Data Schedule (for SEC Use Only)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ThermaCell Technologies, Inc.


Dated:   10/21/96                       /s/  John Pidorenko
       ----------------                 ------------------------------------
                                        John Pidorenko
                                        Chairman
                                        President


Dated:   10/21/96                       /s/  John Trusty
       ----------------                 ------------------------------------
                                        John Trusty
                                        Chief Financial Officer