Form 10KSB40
period 1996-11-30
THERMACELL TECHNOLOGIES INC
filed 1997-04-11
CIK 1002360

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    (Mark One)

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the fiscal year ended November 30, 1996

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    Commission File Number 0-21279

                          THERMACELL TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

                  FLORIDA                             59-3223708
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

             5419 PROVOST DRIVE                           34690
          NEW PORT RICHEY, FLORIDA                      (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (813) 938-3269

       Securities registered pursuant to Section 12(b) of the Act: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    State issuer's revenues for its most recent fiscal year ........$615,845

    Aggregate market value of the voting stock held by non-affiliates of the registrant, based on the initial public offering price of $4.00 for 1,375,000 Units was $5,500,000. Common Stock outstanding of the closing of the initial public offering on March 19, 1997 was 2,866,421 shares.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     THERMACELL TECHNOLOGIES, INC.
                             FORM 10-K
                  FOR THE YEAR ENDED DECEMBER 31, 1996

                                 INDEX
                                 -----
PART I                                                                   PAGE
------                                                                   ----

Item 1     Business

Item 2     Properties

Item 3     Legal Proceedings

Item 4     Submission of Matters to a Vote of Security Holders

PART II
-------

Item 5     Market of the Registrant's Securities and Related Stockholder
           Matters

Item 6     Selected Financial Data

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8     Financial Statements and Supplementary Data

Item 9     Disagreements on Accounting and Financial Disclosure

PART III
--------

Item 10     Directors and Executive Officers of the Registrant

Item 11     Executive Compensation

Item 12     Security Ownership of Certain Beneficial Owners Management

Item 13     Certain Relationships and Related Transactions

PART IV
-------

Item 14     Exhibits, Financial Statements, Schedules and Reports on Form
            8-K

Signatures

    This Form 10-K contains forward looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward looking statements contained in this Prospectus.


                                    PART I
ITEM 1. BUSINESS.

GENERAL

    The Company was incorporated in Florida in August 1993, for the purpose of developing, manufacturing and marketing insulating materials and coatings using partially evacuated glass microspheres (sometimes referred to as "shells"). The process of evacuation removes air and other gases from the sphere, thereby creating a vacuum. A shell is a very small glass sphere (generally the size of a grain of salt) made by crushing glass particles. The insertion of shells into various materials and products ("shell technology") can substantially improve the thermal resistive characteristics of such materials and products resulting in improved insulation ("R") values. The more a shell is evacuated, the higher the thermal resistive characteristics of the product or material to which the shells are added.

    Management of the Company believes that there is a broad range of applications for introduction in products of evacuated or partially evacuated shells, the effect of which is improved energy efficiency of such products because of the inherent insulating characteristics provided by the glass spheres. The Company's strategy is to commercially exploit the use of its shell technology to improve the "R" values of a number of products. In fiscal year 1995, the Company completed the development of its first product line which consists of paints and coatings containing shells in order to reduce heat transmission and improve the insulation values of the products. The products are marketed under the ThermaCool-TM- label.

    On November 30, 1995, the Company acquired the assets of C.F. Darling Paint & Chemicals, Inc., a paint manufacturing company, located in New Port Richey, Florida ("Darling Paint") for $251,016 in cash. The Company also assumed the real estate lease for the Darling Paint Facility. The Company acquired these assets and assumed this real estate lease so that it would have a facility to produce and develop paints and coatings for its ThermaCool-TM- product line which incorporate its shell technology. Prior to this acquisition, the Company was required to purchase paints and coatings from independent paint and coating manufacturers.

    The Company's business strategy is to (i) expand the marketing and distribution of ThermaCool-TM- paints and coatings (ii) develop and manufacture the Company's own shells and (iii) expand the shell technology to other products, such as drywall, gypsum board, home siding materials and space foam insulation. Other markets may include refrigeration and cooling systems, automotive and transportation applications and cups and thermoses. There is no assurance that the Company will be successful in penetrating any markets for the ThermaCool-TM- product lines, developing commercially viable manufacturing techniques or addressing other markets.

BUSINESS STRATEGY

    The Company's business strategy to become profitable by commercially exploiting its shell technologies is dependent upon the successful implementation of the following:

        (i) EXPAND THE MARKETING AND DISTRIBUTION OF THERMACOOL-TM- PAINTS AND COATINGS. The use of shells in paints and coatings is the Company's initial attempt to commercially apply its shell technology. Although the ultimate objective of the Company is to commercially exploit fully evacuated shells in a variety of products, management believes that the use of partially evacuated shells properly combined with paints and coatings can improve the insulating properties of these products. Management believes that the acquisition of the assets of Darling Paint combined with the proceeds of this offering which are earmarked for expanding and improving the Company's painting and coating capacities and implementing a marketing program will enable the Company to generate revenues from the sale of its ThermaCool-TM-painting and coating products.

    The initial ThermaCool-TM- product is a roof coating material which incorporates the partially evacuated microspheres into a roof coating mixture which the Company is able to manufacture through the assets it acquired from Darling Paint. This product can be used to coat new roofs as well as on the top of existing tiles, shingles and flat roofs. The coating can also be applied by manufacturers of concrete and ceramic tiles. The Company is also marketing a ThermaCool-TM- exterior wall coating which it believes can also reduce emissivity and thermal conductivity.

        Coatings are characterized as a protective barrier that is applicable to various surfaces for protection from the elements. Paint is characterized as a product to change the color of a particular surface. By this definition, some paints may be classified as coatings, such as a semi-gloss enamel, while flat wall paint would not. The basic difference between a roof and a wall coating is the viscosity or thickness of the product. A roof, being less vertical than a wall, can accept a thicker coating without the product running or sagging. A thicker coat for a roof is preferable due to its exposure to the elements. The application of shell technology to the Company's products is limited to the ThermaCool-TM- roof and exterior wall coatings where the insulative and energy efficiency characteristics of the product are most beneficial. To date, in excess of 90% of the Company's sales of ThermaCool-TM- products relate to roof products. The Company has not yet developed an interior paint using its ThermaCool-TM- process. There is no assurance that the Company will be able to develop products other than roof and exterior wall coatings utilizing its ThermaCool-TM- process.

        (ii) DEVELOP AND MANUFACTURE THE COMPANY'S OWN SHELLS. The Company has applied for a patent involving the production of insulating microspheres in a manner which enables the evacuation of gases in the shells. Such evacuation results in lower gas pressure within the shells which can reduce thermal conductivity, thus providing improved insulation qualities. The manufacturing procedure involves the formation of water vapor in the shells and then the subsequent evacuation of the shells by heating the shells which causes out-permeation of the water vapor. Other patents have been granted relating to various processes to evacuate glass shells. To the best of management's knowledge, no one has been able to develop a commercially viable process for the production of fully evacuated glass shells, due to among other factors, manufacturing and technical restraints. Currently, the Company is aware of three large multinational companies which manufacture shells. The essential difference between the manufacturing process for partially evacuated shells as compared to substantially or fully evacuated shells are the techniques employed to evacuate gases from the shell which improve its thermal conductivity or insulating value. Management of the Company believes that the facilities and equipment currently exist which the Company can use to manufacture highly or partially evacuated shells. The Company intends to utilize $1,700,000 of the offering proceeds to locate a suitable production facility and to equip this facility with the necessary machinery, tooling, furnaces, and other items necessary to manufacture highly or partially evacuated shells. There is no assurance that the Company will be successful in its efforts to manufacture shells.

       (iii) EXPAND THE SHELL TECHNOLOGY TO OTHER PRODUCTS. Management of the Company believes the potential exists to commercially exploit other markets suitable for the Company's shell technologies. Since 1992, the Company's founders have been investigating the possibility of using evacuated glass microspheres in a variety of products. Management has identified construction components such as drywall, gypsum board, home siding materials and space foam insulation as potential markets. Other potential markets include refrigeration and cooling systems, automotive and transportation applications, cups and thermoses. There is no assurance the Company will be successful in penetrating other markets. The Company will only be able to achieve this strategy if it is able to manufacture its own highly or partially evacuated shells on an economical basis.

SHELL TECHNOLOGY

    The Company has the rights to certain patent applications relating to evacuated shells. The first involves a technique for manufacturing insulating microspheres in a manner which enables the evacuation of retained gases within the shells. This evacuation results in low gas pressure within the shell which can reduce the thermal conductivity, thus improving insulation qualities. Evacuated shells are capable of forming vacuums which limits heat transfer. The use of evacuated glass microspheres as an important component of improved insulation and the use of a reflective layer within or outside of the shells has also been referred to in prior patents. The Company's patent application describes a procedure that which through the use of water vapor and heat combined with the introduction of certain gases results in the evacuation or substantial evacuation of the gases contained in the interior of the shells.

    The Company's other patent application uses evacuated shells introduced into a coating. Such coatings may be used for roofs, exterior paints, interior paints and other uses. The addition of evacuated or substantially evacuated spheres into a coating provides the following characteristics: (i) a reduction in radiant heat transfer by use of reflective coatings, (ii) the reduction of heat transfer between shells by restricting the transfer to point contact and (iii) a reduction in the heat transfer across a shell by a use of a partial or full vacuum. Although patent counsel to the Company believes that patent protection is available for these inventions, there is no assurance that such patents will be granted. Although management believes that the processes described in the patent applications are grounded upon sound scientific principles and the machinery and equipment are available to implement the production techniques necessary to manufacture evacuated shells on a commercial basis, there is no assurance the Company will be able to economically and profitably manufacture evacuated shells or otherwise exploit these inventions. The ThermaCool-TM-product line currently offered by the Company does not rely upon these inventions because ThermaCool-TM- paintings and coatings use partially, rather than fully or substantially evacuated shells.

MANUFACTURING FACILITIES AND TECHNIQUES

    Management intends to use $1,700,000 of the offering proceeds from the public offering to acquire a suitable production facility and to equip this facility with the necessary machinery, tooling, furnaces and other items necessary to manufacture evacuated shells. Management anticipates the Company will lease this facility on a three to five year term and acquire the equipment necessary to manufacture shells. Internal cost estimates prepared by management indicate that the Company will require at least $5,000,000 for the initial 24 months of operations to develop and operate its ThermaCool-TM-production facility and shell manufacturing facility. Management anticipates that revenues generated from the sale of ThermaCool-TM- products along with the offering proceeds from the public offering allocated to these facilities will be sufficient to absorb these anticipated production and operating costs. These estimates are based solely upon management's prior experience and no independent engineering or other outside consultants' data, has been utilized to determine these amounts. If these estimates prove to be incorrect or if the sale of ThermaCool-TM- products does not generate sufficient revenues, the Company's ability to develop and operate these facilities will be adversely affected.

    The basic process for manufacturing glass shells involves heating glass and then partially drying and crushing the glass composition. The glass composition is then size separated for different applications. Glass shells are then formed and blown at high temperatures with the use of heat in a vertical furnace. The completed glass shells are then separated from the shell residue. Management is aware of three other companies that currently manufacture glass shells. These glass shells are primarily used as filler material for plastics and ceramics. The unevacuated glass shells are used in such material because they provide an improved "ball bearing" effect for better flow and as a low cost filler material in compounding. The manufacturing techniques proposed by the Company would be similar to those currently utilized to manufacture shells, except that the Company would also employ procedures which evacuate or substantially evacuate the shells in the final stages of the production process.

    The Company currently produces its ThermaCool-TM- product line at the Darling Paint facility it acquired in November 1995. The Company also continues to sell general paint products using conventional grinding and mixing methods with the exception of the addition of spheres acquired from other sources necessary to formulate ThermaCool-TM- products. The Darling Paint facility currently accommodates production of 360,000 gallons per year. The current plant facility is capable of producing up to $5,000,000 in gross product sales. There is no assurance that the Company will generate such revenues. The Company intends to utilize approximately $200,000 of the offering proceeds to automate and retool the Darling Paint facility.

COMPETITION

    The Company's ThermaCool-TM- products compete in the special purpose coatings market which is an extremely competitive market principally composed of large multinational companies which have significantly greater assets, working capital and marketing personnel than the Company. Special purpose coatings are similar to architectural coatings such as normal house paints but differ in that they are formulated for special applications or environmental conditions, such as extreme temperatures, chemicals or corrosive conditions. Major producers of special purpose coatings include PPG Industries, DuPont, Sherwin-Williams, RPM, Inc., Inmont, Courtaulds, PLC, Glidden, Azkon.V. and Valspar Corp. The U.S. Bureau of Census values the special purpose coatings market at approximately $3 billion in 1995. The roofing, coating and industrial construction coating market segment represents approximately 15% of the total "special purpose coatings" market, or 28,000,000 gallons valued at approximately $454,000,000.

    Management believes that the primary competitive factors in the special coatings product segment are quality, ease of use, service, warranty, availability and price. The cost per gallon of ThermaCool-TM- is at the high end of the price spectrum for paints and coatings ($17.00 to $25.00 per gallon). Although management believes that the improved insulating characteristics of ThermaCool-TM- add significant value and justify the higher cost, there is no assurance that the Company's products will be accepted because of the higher cost. The Company will be competing with larger, better capitalized and nationally recognized competitors. The Company's current supply sources of shells could become competitors. The Company expects that if its products become successful, competitors will be more likely to develop and introduce into the market place comparable products and technologies. There is no assurance that the Company will be able to compete in the special purpose coatings or other markets.

MARKETING AND DISTRIBUTION

    The Company intends to market its ThermaCool-TM- products to roofers, painters, distributors and manufacturers of special purpose coatings. The Company's initial target markets include industrial and residential construction, maintenance, storage tanks and roof coatings. The Company intends to place advertisements in trade journals for the plastics, glass and construction industries. In addition, the Company intends to participate in trade shows and intends to aggressively promote the energy saving characteristics of its ThermaCool-TM- product lines.

    Currently, management believes that contractors, who purchase from distributors, will be the primary customers for the Company's products. The Company also intends to solicit established contractor distribution centers as a source of marketing its ThermaCool-TM- products. It is anticipated that the Company will add between two to four marketing and sales personnel after the closing of the public offering to implement its marketing strategy. Management's strategy is to attract individuals that have significant contacts in the special purpose coatings industry. There is no assurance that the Company will be able to attract individuals or that such individuals will be successful in their marketing efforts. Currently, the Company has a limited sales staff which is concentrating on direct sales until such time as the Company has adequate funds to expand its sales force.

    The Company currently has a retail outlet in New Port Richey, Florida. The Company intends to utilize a portion of the offering proceeds to open additional retail outlets in the West Central Florida area. Such expansion may occur through the acquisition of an existing retail outlet, such as Darling Paint or the opening of a new retail store through the assumption of a lease of a former paint and coatings retail outlet such as the Sarasota location. In addition to new retail outlets, the Company plans to market directly to specialty industries such as the RV motor home industry and manufacturing housing industry. The Company will also target chains such as Home Depot and Builder's Square as point of sale distribution outlets for its products. The Company believes that viable business opportunity, franchising and distribution relationships with existing painting and coating contractors are additional marketing and distribution strategies which can expand the sale of the Company's products. The Company also believes that its products may be distributed through private label arrangements with other distributors. There is no assurance that any of these marketing or distribution strategies will be successful.

NEW PRODUCT APPLICATIONS AND DEVELOPMENT.

    The Company anticipates using $465,000 from the proceeds of the public offering for the research and development of new products and applications utilizing shell technologies beyond paintings and coatings. Management has identified construction components such as drywall, gypsum board, home siding materials and space foam insulation as potential markets. Other potential markets include refrigeration and cooling systems, automotive transportation applications and cups and thermoses. This research and development will primarily focus on the techniques and procedures necessary to combine evacuated shells into materials which can benefit from improved insulation and "R" values. There is no assurance that the Company will be successful developing any new applications for evacuated shells.

PRODUCT LIABILITY INSURANCE AND WARRANTIES

    The Company currently has product liability insurance in force with limits of $1,000,000 per occurrence and $2,000,000 aggregate limit. There is no assurance the Company can maintain this coverage or that it will be adequate to protect the Company.

    The Company supplies the following warranties for its products: (1) All ThermaCool-TM- products have eight year warranties; (2) #44000 Acrylic House Paint has a nine year warranty; (3) #4000 Acrylic House Paint has a seven year warranty; (4) #2400 Acrylic Latex House Paint has a five year warranty; (5) #2200 100% Vinyl Acrylic House Paint has a five year warranty. No other warranties are issued by the Company. All remedies as to warranty failures require only replacement of the product.

ITEM 2. PROPERTIES.

PROPERTIES

    The Company currently leases and occupies 18,000 sq. ft. of space in New Port Richey, Florida which lease expires in 1998 where C.F. Darling formerly operated. This real estate lease was assumed in connection with the November 30, 1995, agreement to acquire Darling Paint's assets. The Company did not acquire any real property in connection with the Darling Paint acquisition. Rather, the Company assumed the real estate lease for the Darling Paint facility. Current payments are $2,800 per month. The facility consists of approximately 5,000 square feet of office and retail space with the balance being used for warehousing and manufacturing. The prior owners of C.F. Darling Paint & Chemicals, Inc. were Frank and Anita Darling, unrelated parties to the Company.

    In January 1997, the Company vacated its 2,500 square foot executive office in the Interstate Business Park at 8306 Laurel Fair Circle, Suite 240, Tampa, Florida. This lease expires on October 31, 1998 and requires monthly rent of approximately $3,000.00. In addition, the Company closed its Sarasota, Florida retail location located at 4215 South Tamiami Trail,
Sarasota, Florida. Monthly lease payments were $4,000.00 and the lease expires on April 30, 1999. The Company is currently negotiating with the landlords for each of these properties to terminate these leases on mutually agreeable terms. The landlord of the Sarasota location agreed to accelerate the expiration date to February 28, 1997. As part of such arrangements, the Company may reoccupy these premises. Management of the Company believes that the proceeds generated from this offering will enable the Company to negotiate acceptable lease termination provisions. Management further believes that there are other suitable locations in the Tampa Bay area to locate its executive offices after the closing of this Offering and that there are other suitable retail outlets in Sarasota, Florida and other areas to expand its distribution capacity. The failure of the Company to negotiate with the landlords of the vacated premises acceptable lease termination terms could result in the Company having to pay such landlords the estimated remaining amounts due under such leases of $67,500 plus attorneys fees and court costs.

ITEM 3. LEGAL PROCEEDINGS.

    On February 6, 1997, the Company received a letter from the counsel to the Williams family which owns in the aggregate 21,923 shares of the Company's Common Stock which was acquired for an aggregate purchase price of $31,950. The Williams family claims Mr. Pidorenko fraudulently induced their investment and the Company is obligated for personal disputes between Mr. Pidorenko and this family which primarily concern a disagreement over a purchase of a personal residence. The Company does not believe it is obligated to these individuals for personal disputes with Mr. Pidorenko. The Williams family has rejected the Company's request to purchase their shares at their original purchase price. The Company believes it has meritorious defenses to any legal proceedings which may be instituted by such individuals. Mr. Pidorenko has agreed to indemnify the Company against any claims asserted by these parties.

    To the knowledge of the officers and directors of the Company, other than as disclosed above and the notes to the financial statements, there are no material legal proceedings now pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On August 12, 1996 the Company declared a 1 for 10 reverse common stock split.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER
        MATTERS.

    The Company's certificate of incorporation, as amended, authorizes 20,000,000 shares of Common Stock, $0.0001 par value and 5,000,000 shares of preferred stock, $0.0001 par value. Of this total, 2,866,421 shares of Common Stock are considered outstanding as of March 19, 1997. Additionally, the Company has reserved 850,000 shares of the Company's Common Stock for issuance upon exercise of outstanding warrants or options and 275,000 shares underlying the Underwriters Warrants for the Company's March, 1997 initial public offering. The Company has 5,000,000 shares of Preferred Stock outstanding designated as the Series A Convertible Voting Preferred Stock
(the "Voting Preferred Stock"). Mr. Pidorenko is the holder of 5,000,000 shares of Voting Preferred Stock. Each share of Voting Preferred Stock is entitled to one-half (1/2) vote per share on all matters submitted to a vote of Common Stockholders.

COMMON STOCK

    Holders of shares of Common Stock are entitled to dividends when and as declared by the Board of Directors from funds legally available therefor and upon liquidation are entitled to share ratably in any distribution to stockholders. All holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote, including the election of directors. In keeping with stockholder democracy rights, the Company's Certificate of Incorporation permits the stockholders to remove any director or the entire board of directors, with or without cause, upon a vote of a majority of the outstanding shares.

    All issued and outstanding shares of Common Stock are validly issued, fully paid and non-assessable. Holders of the Common Stock do not have pre-emptive rights or other rights to subscribe for unissued or treasury shares or securities convertible into shares.

    Under the Florida General Corporation Law, the Company has availed itself of the provisions permitting the limitation of liability through the indemnification of officers, directors, employees and agents of Florida corporations.

PREFERRED STOCK

    The Company has outstanding 5,000,000 shares of Voting Preferred Stock, all of which are held by Mr. Pidorenko. The Voting Preferred Stock has the right to cast one-half vote per share on each and any matter on which the Common Stock is entitled to vote. Accordingly, Mr. Pidorenko, is able to control the affairs and operations of the Company including, but not limited to, election of directors, sale of assets or other business opportunities.

    In addition to preferential voting rights, the Voting Preferred Stock held by Mr. Pidorenko is subject to conversion into shares of Common Stock if the Company meets certain earning targets after the closing of the Company's public offering. The Voting of Preferred Stock has no dividend rights, redemption provisions or preemptive rights.

WARRANTS

    The Warrants issued in the initial public offering are subject to the terms and conditions of a Warrant Agreement between the Company and Corporate Stock Transfer, Denver, Colorado, as Warrant Agent. The following description of the Warrants is not complete and is qualified in all respects by the Warrant Agreement which was filed as an exhibit to the Registration Statement for the initial public offering.

    Each Warrant entitles the holder thereof to purchase one (1) share of Common Stock during the period commencing twelve (12) months from March 12, 1997 and expiring at the close of business on the last day of the four (4) year period following. The exercise price of the Warrants shall be $4.25 per share. The Company may call the Warrants for a redemption price of $.10 per Warrant commencing eighteen (18) months after March 12, 1997 (or earlier at the sole discretion of the Underwriter) if notice of not less than thirty
(30) days is given and the closing sale price of the Common Stock has been at least 250% of the then exercise price of the Warrants on all twenty (20) of the trading days ending on the third day prior to the day on which notice is given.

    The exercise price of the Warrants was determined by negotiations between the Company and the Underwriter. In determining the price, the Company and the Underwriter of the public offering considered a number of factors, including the prospects of the Company and the industry in which it competes, an assessment of the Company's management and the general conditions of the securities market. The Company may, at the sole discretion of its Board of Directors, reduce the exercise price (upon effectiveness of a post-effective amendment to the registration statement under the Securities Act), increase the number of shares that may be purchased upon exercise of a Warrant and/or extend the expiration date of the Warrants should it deem that such actions are in the best interests of the Company.

    The Warrants contain adjustment provisions to avoid dilution of the equity interest represented by the underlying shares upon the occurrence of certain events, such as share dividends or splits. The Warrants do not have anti-dilution protection if the Company issues equity securities at a price below the Warrant exercise price. In the event of liquidation, dissolution or winding up of the Company, Warrant Holders will not be entitled to receive any assets of the Company available for distribution to the holders of Common Stock. Warrants Holders will have no voting, pre-emptive, liquidation or other rights of a stockholder, and no dividends will be declared on the Warrants.

    The Warrants may be exercised upon surrender of the applicable Warrant certificate on or prior to the expiration of the Warrant exercise period, accompanied by payment in full of the exercise price for the number of Warrants being exercised.

    The Company has agreed to use its best efforts to maintain the effectiveness of the Registration Statement for the Warrants under the Securities Act for the Common Stock underlying the Warrants and to take such other actions under the laws of various States as may be required to cause the lawful sale of securities upon the exercise of Warrants if, in the opinion of the Board of Directors, upon advice of counsel, the sale of securities upon such exercise would be unlawful. In addition to the 1,375,000 Warrants which were offered in the public offerings, the Company may issue up to 137,500 Warrants included in the Units issuable upon exercise of the Underwriter's Warrants.

CERTAIN FEDERAL INCOME TAX MATTERS

    The following is a brief summary of certain federal income tax consequences associated with the purchase and ownership of the Units, the Common Stock and Warrants included in the Units and the exercise of the Warrants. Prospective investors are urged to consult with their individual tax advisors concerning the tax aspects of the Units in their own particular circumstances.

    For federal income tax purposes, the issue price of a Unit must be allocated between the Common Stock and the Warrant included in the Units in proportion to their respective fair market values at the time of issuance. The amount allocated to each component element in the Unit will constitute the tax basis of that element. Upon exercise of a Warrant, the basis of the Warrant plus the amount paid on the exercise of the Warrant will be the basis of the new share of Common Stock issued with respect thereto.

    No gain or loss will be recognized upon the exercise of a Warrant (nor will the Company recognize any income upon the exercise of a Warrant). The holding period of a share of Common Stock acquired upon the exercise of a Warrant will commence upon the exercise date of the Warrant. Any gain or loss recognized by a holder upon the sale of a share of Common Stock will generally constitute a capital gain or capital loss. Any loss recognized upon the lapse of a Warrant would ordinarily constitute a capital loss.

    The federal income tax considerations discussed above are based upon the current provisions of the Internal Revenue Code, and there can no assurance that such provisions will not be changed in the future, either prospectively or retroactively.

SHARES ELIGIBLE FOR FUTURE SALE

    As of March 19, 1997, the Company had outstanding 2,886,421 shares of its Common Stock. Of this amount, 416,067 shares of Common Stock were registered on behalf of Mr. Pidorenko. Holders of 1,198,096 shares of Common Stock (94% of current outstanding shares) have agreed not to sell their shares until at least March 12, 1999, without the Underwriter's consent. The Underwriter has the right to extend this lock-up period for one (1) additional year if the Company has not achieved during any 12 consecutive month period a cumulative pre-tax profit or income, calculated in accordance with GAAP, of at least $3,000,000. The Underwriter has agreed not to release any stockholder (other than the shares registered on behalf of Mr. Pidorenko) from their lock-up provision until at least March 12, 1998. Approximately 87,075 shares of the Company's common stock are available for resale pursuant to Rule 144. The possibility of future sales by existing stockholders under Rule 144 or otherwise may, in the future, have a depressive effect on the market price of the Common Stock, and such sales, if substantial, might also adversely affect the Company's ability to raise additional capital.

    Generally under Rule 144, a person holding restricted securities for a period of one year may, if there is adequate public information available concerning the Company, sell every three months in ordinary brokerage transactions or transactions with a market maker an amount equal to the greater of (a) 1% of the Company's then outstanding stock or (b) the average weekly volume of sales during the four calendar weeks preceding the sale 90 days after the date of this Prospectus. Rule 144 does not limit the amount of restricted securities which a person who is not an affiliate of the Company may sell after three years. Affiliate sales under Rule 144 are subject to such volume limitations regardless of the length of the holding period. Sales under Rule 144 may, in the future, have a depressive effect on the market price of the Company's securities should a public market develop.

    Future sales of the Common Stock underlying the Warrants, the Underwriter's Warrants, and options granted for issuance under stock option plans, or to Mr. Pidorenko pursuant to Rule 144 or otherwise, could depress the market price of Common Stock. The Company is unable to predict when such options, warrants or other commitments to purchase the Common Stock of the Company would in fact be exercised.

MARKET VALUE

     Prior to the Company's public offering which closed on March 19, 1997, there was no market for the Company's Common Stock, Units or Warrants. Consequently, the offering price of the Units and Warrant Exercise Price were determined arbitrarily by negotiation between the Company and the Underwriter. Among the factors considered in such negotiations were estimates of the business potential of the Company, the present state of its development of new products, its financial condition, an assessment of its management and the general condition of the securities markets at the time of this offering.

     On March 19, 1997, 1,375,000 Units of the Company's securities (each Unit consisting of one share of Common Stock and ten Redeemable Warrants) were issued to investors at $4.25 per unit. Trading of such Units commenced thereafter. On March 19, 1997, the Underwriter commenced trading of the Common Stock and Warrants separately.

     The Company's Units, Common Stock, Warrants are listed and traded on NASDAQ under the symbols, VCLLV, VCLL and VCLLW, respectively.

     The following table sets forth for the periods indicated the range of high bid and low bid closing quotations for the securities indicated as reported by NASDAQ. These quotations are between dealers, do not include retail mark-ups, mark-downs or other fees or commissions, and may not represent actual ??????.


                                              Common         Redeemable
                              Units           Stock           Warrants
                        --------------    --------------    -------------
                          Closing Bid       Closing Bid      Closing Bid
                         High      Low     High      Low     High     Low
1997
----
March 19 - April 19(1)  $16.00    $8.75   $11.00    $6.00   $6.00     $2.75

     As of March 31, 1997, there were approximately __ holders of record of the Common Stock and __ holders of record of the Warrants.

(1) Prior to March 1997, there was no active trading in the Company's securities.


DIVIDEND POLICY

     The Company has not paid any dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company intends to follow a policy of retaining earnings, if any, to finance the development and expansion of its business.

UNDERWRITERS' SECURITIES

     In connection with the public offering, the Company sold to the Underwriter Options to purchase 137,500 Units of the Company's securities, identical to the Units publicly sold, at an exercise price of 165% of the public offering price. Such Underwriters' Units shall be exercisable at a price per Unit of $6.00 subject to certain adjustments, until March 12, 2001, when the Underwriters' Options will expire.

     The Underwriters' Warrants contained in the Underwriters' Units underlying the Underwriters' Options contain certain registration rights and anti-dilution provisions. The holders of the Underwriters' Warrants have no voting, dividend or other rights as shareholders of the Company with respect to the shares underlying the Warrants.

     TRANSFER AGENT AND WARRANT AGENT Continental Stock Transfer & Trust Company, New York, New York acts as the Company's Transfer Agent and Warrant Agent.

ITEM 6. SELECTED FINANCIAL DATA.

    The following presents selected financial information of the Company as of November 30, 1995 and 1996. The financial statements as of November 30, 1995 and 1996, and the report of the Independent Certified Public Accountants thereon are included elsewhere in this Prospectus. The information set forth below is qualified by, and should be read in conjunction with, the financial statements and related notes thereto in their entirety.

                                                                                           YEARS ENDED NOVEMBER 30,
                                                                                          --------------------------
                                                                                              1996          1995
                                                                                          -------------  -----------
INCOME STATEMENT DATA (1)
  Total revenue.........................................................................  $     615,845  $    43,691
  Net loss..............................................................................  $  (1,033,553) $  (314,857)
  Net loss per share....................................................................  $       (1.34) $     (0.53)
  Shares used in per share computation..................................................        771,154      626,191

                                                                          AS OF NOVEMBER 30,
                                                                      --------------------------        AS
                                                                          1996          1995      ADJUSTED (3)(4)
                                                                      -------------  -----------  --------------
BALANCE SHEET DATA
  Total assets......................................................  $   1,537,273  $   734,733   $  5,012,273
  Working capital...................................................  $  (2,444,417) $  (874,313 (2)  $  2,962,886
  Long-term debt....................................................  $    --        $   --        $    --
  Stockholders' equity..............................................  $  (1,363,939) $  (330,395)  $  4,043,334
  Net tangible book value...........................................  $  (1,475,950) $  (448,719)  $  3,259,775
  Net tangible book value per share.................................  $       (1.70) $     (0.67)  $       1.23

------------------------
(1) Excludes operating activity of Darling Paint, which the Company acquired November 30, 1995. Had the operations of the paint company been included in the Company's financial statements for the year ended November 30, 1995, a summary pro forma effect on the Company's operating results would have been as follows:

                                                                                             YEAR ENDED
                                                                                            NOVEMBER 30,
                                                                                                1995
                                                                                            ------------
Total revenue.............................................................................   $  458,041
Net loss..................................................................................   $ (268,989)
Net loss per share........................................................................   $    (0.43)
Shares used in per share computation......................................................      626,191

(2) Includes convertible debt of $740,203 and $1,898,500 at November 30, 1995 and 1996, respectively. $598,500 of these convertible notes plus accrued interest thereon were exchanged for 373,803 shares of Common Stock by such note holders.

(3) Adjusted to reflect the sale of the Offering after deduction of the underwriting discounts and commissions payable by the Company, and estimated offering expenses.

(4) Excludes the (i) Warrants, Underwriter's Warrants and Over-Allotment Option,
    (ii) 350,000 shares received for issuance under the Company's 1996 Stock Option Plan and (iii) 500,000 shares reserved for the exercise of options granted to Mr. Pidorenko in connection with his employment agreement exercisable at $4.00 for 5 years. Also includes the effect of issuing 373,803 shares of common stock to retire $598,500 of certain convertible note obligation plus accrued interest thereon.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

DEVELOPMENTAL STAGE ACTIVITIES

    The Company had been a developmental stage enterprise during its initial three years of operation. During this period, management devoted the majority of its efforts to research and development, financing, purchasing and activities related to starting up production and marketing. These activities were funded by investments from stockholders and borrowings from unrelated third parties. The Company has not generated sufficient revenues during its limited operating history to fund its ongoing operating expenses, repay its outstanding indebtedness or to fund its product development activities. In fiscal year 1994, the Company completed the development of its first product line.

     The Company has sustained significant operating losses since its inception resulting in an accumulated deficit of approximately $(1,548,840) at November 30, 1996. As of November 30, 1996, the Company has a negative net tangible net worth of $(1,475,950) and negative working capital of $(2,444,417). The Company's independent auditors in their report regarding the Company's financial statement as of November 30, 1996, indicate that since the Company has a history of recurring losses from operations and insufficient cash resources to fund a plan of operations, substantial doubt exists as to the Company's ability to continue as a going concern. Management's strategy of expanding the ThermaCool-TM- product line, developing a commercialy viable manufacturing process for shells and expansion into new markets for its shell technology will result in the Company incurring substantial additional losses due to the costs associated with these strategies. The Company is not currently generating sufficient revenues from its operations to repay existing indebtedness or fund product development activities. The Company expects to use a portion of the net proceeds of this offering for repayment of certain of its existing indebtedness and for general working capital purposes. The Company will continue to incur significant losses until the Company is able to increase its sales, expand its product line and increase its distribution capabilities sufficiently to offset ongoing operating and expansion costs. There can be no assurance that the Company will ever generate sufficient revenues to allow the Company to achieve profitable operations.

RESULTS OF OPERATIONS

    FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

    Total revenue for the year ended November 30, 1996, was $615,845 compared to $43,691 for the same period of 1995, which represents an increase of $583,154. The increase was a result of expanded sales of paint products and coatings produced by the Company's paint manufacturing facility acquired in the 1995 fiscal year. The increased sales were a direct result of increased marketing efforts and production capabilities. The net loss and the net loss per share were $1,033,553 and $1.34 per share respectively, for the year ended November 30, 1996, as compared to a net loss and net loss per share of $314,857 and $.50, respectively, for the same period of 1995. As discussed below under "Liquidity and Capital Resources", the Company plans to institute a marketing campaign to cover the sunbelt region of the United States.

    For the year ended November 30, 1996, total selling, general and administrative expenses were $1,280,339, as compared to $376,919 for the same period of the previous year, an increase of $903,420. The increases were due to expenses incurred with the initial production of the Company's proprietary products in its newly acquired manufacturing facility, expenses incurred in relation to the refinement of the formulations of the paint and paint coatings being manufactured, as well as costs associated with increased marketing efforts, staffing and other expenses associated with the Company's expanded operations.

    In June 1996, the Company opened a new retail location in Sarasota, FL based upon the prospects of completing a public offering in the near term. Due to the failure of the prior offering, the Company experienced negative cash flow. In a effort to streamline operations and cut costs, management closed the Sarasota location in January 1997. The effect of this closure is an anticipated reduction of $10,000 per month in the Company's operating costs. In addition to the above retail store closure, the Company also closed its executive offices in Tampa, FL and relocated all operations to the manufacturing facility in New Port Richey, FL. This closure will result in a monthly reduction of $7,000 per month in operating costs. Additionally, the Company executives have reduced their pay by a cumulative amount of $6,500 per month. The total cost savings of these actions reduced company operating costs by $23,500 per month or $282,000 on an annual basis.

    FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

    During the period from inception through November 30, 1994, the Company realized revenues of $17,800. The Company was a developmental stage company and was continuing the development of its first products.

    Net revenues of approximately $43,700 for the fiscal year ended November 30, 1995, represent an increase of 145% over the prior year, resulting primarily from increased sales of the Company's roof products. While the revenue volume of the 1994 and 1995 fiscal years is indicative of the Company's developmental state, the Company is expected to become fully operational in fiscal year 1996.

    Cost of sales for the 12 months ended November 30, 1994 and 1995 were approximately $25,300 and $15,400, respectively. Management expects the cost of sales as a percentage of sales to decrease due to better utilization of production capabilities and improved purchasing methods. Cost of sales for fiscal year 1995 and 1994 were higher than normal in relation to sales due to the need to give samples to prospective customers, as well as the necessity to pay third parties to manufacture and sell the Company's product. If the Company obtains increased market recognition and curtails the voluminous testing required during the developmental stage, the volume of samples to be provided may decrease, therefore reducing the cost of sales.

    Operating expenses totaled approximately $616,600 for the period from inception through November 30, 1995. Total operating expenses were $377,000 in fiscal year 1995 and $239,700 in fiscal year 1994. Expenses in 1994 were primarily incurred in connection with product research and development activities. In 1995, the Company incurred significant expenses related to sales activities of introducing the initial products to the marketplace, as well as legal fees and financing costs incurred in seeking and obtaining funding and in acquiring Darling Paint, a paint manufacturing company.

    The Company has accumulated net operating losses of $640,944 for the period from inception through November 30, 1995.

DARLING PAINT

    Development of roof and wall coatings has been an ongoing process that has progressed from the Company's product being manufactured by a third party to its current capability of manufacturing its own paint and coating products. The acquisition of the operating assets of Darling Paint, effective November 30, 1995 for $251,016, provides the Company with the production equipment and initial distribution channels for its products.

    The Company has improved its purchasing procedures, by buying to support larger production volumes and expanding its supplier base. As a result, the cost of manufactured products has dropped significantly. The reduced costs are expected to continue to be realized or improved during fiscal year 1997. However, increased costs associated with marketing and expansion are expected to offset any cost savings associated with improved cost of goods due to the Darling Paint acquisition.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its initial capital operations and product development activities with funds provided by the sale of its securities and from borrowings.

    During fiscal years 1994 and 1995, the Company raised approximately $184,400 through issuance of its Common Stock. During fiscal years 1995 and 1996, the Company raised approximately $1,898,500 through the private placement of its convertible notes, notes and Common Stock. $598,500 of certain convertible notes plus accrued interest thereon were exchanged into 373,803 shares of Common Stock as a condition to this Offering required by the Underwriter. The Company anticipates satisfying or has satisfied all indebtedness relating to these obligations either through the payment of such notes with the proceeds of the public offering or the conversion of certain of these notes into shares of the Company's Common Stock and the undertaking of the Company's chief executive officer to personally assume certain of these obligations.

    The Company's operating losses have resulted in working capital and stockholders' equity deficits of approximately $2,444,417 and $1,363,939 at November 30, 1996, respectively. The Company is not presently generating sufficient revenues from operations to fund capital requirements. The ability of the Company to alleviate its working capital deficit and obtain capital adequate to fund future costs associated with operations and expansion plans is dependent upon successful completion of the public offering and realization of projected increases in sales of new product lines.

    In the opinion of management, the net proceeds from the public offering are providing sufficient working capital to enable the Company to finance planned expansion for the next twelve months without the need for additional capital. However, the Company will require substantial revenues from the sale of ThermaCool-TM- products in addition to the proceeds of the public offering in order to fund anticipated operations for the twenty-four months after the closing of the offering. There is no assurance that such revenues will be generated or that other funding will be available to the Company.

SEASONALITY AND FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    The Company believes it will experience stronger demand for its products in the spring, summer and fall of each year. By directing its marketing efforts to the warmer states, the Company feels that fluctuations resulting from seasonality will be minimized.

INFLATION

    Inflation has not proven to be a factor in the Company's business since its inception and is not expected to have a material impact on the Company's business in the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by Item 8 appears at page F-1, which appears after this page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                         THERMACELL TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                           NOVEMBER 30, 1995 AND 1996

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                         ---------
  Report of Independent Certified Public Accountants...................................................     2

  Balance Sheets.......................................................................................     3

  Statements of Loss...................................................................................     4

  Statements of Changes in Stockholders' Equity........................................................     5

  Statements of Cash Flows.............................................................................     6

  Notes to Financial Statements........................................................................    7-16

[LOGO]
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Board of Directors
ThermaCell Technologies, Inc.
Tampa, Florida

    We have audited the accompanying balance sheets of ThermaCell Technologies, Inc. as of November 30, 1995 and 1996 and the related statements of loss, changes in stockholders' equity, and cash flows for the years then ended and the period from August 12, 1993 (inception) to November 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ThermaCell Technologies, Inc. as of November 30, 1995 and 1996 and the results of its operations and its cash flows for the years ended and the period from August 12, 1993 (inception) to November 30, 1995 in conformity with generally accepted accounting principles.

    As described in Note 2 to the financial statements, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company's accumulated deficit at November 30, 1996 was $1,548,840. At November 30, 1996, the Company's current liabilities exceeded current assets by $2,444,417. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are further described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  /s/ Cherry Bekaert & Holland, L.L.P.

Clearwater, Florida
January 15, 1997
except for Note 17 as to which
the date is February 7, 1997

                         THERMACELL TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                           NOVEMBER 30, 1995 AND 1996

                                     ASSETS

                                                                                              1995        1996
                                                                                            ---------  ----------
CURRENT ASSETS
  Cash....................................................................................  $  90,773  $    3,512
  Notes receivable........................................................................                213,750
  Accounts receivable
    Trade, net of allowance for uncollectible accounts of $21,000 for 1996................      2,677      64,006
    Employees.............................................................................        224      --
    Officers..............................................................................     18,582       4,637
    Other.................................................................................     --           6,000
                                                                                            ---------  ----------
                                                                                               21,483      74,643
                                                                                            ---------  ----------
  Inventories.............................................................................     71,016     150,872
  Prepaid assets..........................................................................     --           7,695
  Deposits................................................................................      7,543       6,323
                                                                                            ---------  ----------
      TOTAL CURRENT ASSETS................................................................    190,815     456,795
                                                                                            ---------  ----------
PROPERTY AND EQUIPMENT....................................................................    114,373     322,979
  Less accumulated depreciation...........................................................     11,011      41,060
                                                                                            ---------  ----------
                                                                                              103,362     281,919
                                                                                            ---------  ----------
OTHER ASSETS
  Note receivable.........................................................................    100,000      --
  Restricted cash.........................................................................     --          15,000
  Organizational costs, net...............................................................      2,445       2,604
  Patents.................................................................................     10,058      14,271
  Trademark...............................................................................     --           3,036
  Agreement not to compete, net...........................................................     25,000      16,667
  Deferred offering costs.................................................................     16,590     297,648
  Deferred Loan Costs, net................................................................     79,985      36,550
  Deferred income tax benefit, net........................................................    125,657     337,350
  Goodwill, net...........................................................................     80,821      75,433
                                                                                            ---------  ----------
                                                                                              440,556     798,559
                                                                                            ---------  ----------
                                                                                            $ 734,733  $1,537,273
                                                                                            ---------  ----------
                                                                                            ---------  ----------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable
  Bridge financing........................................................................  $ 740,203  $1,898,500
  Stockholders............................................................................    203,304     135,000
  Other...................................................................................     --          24,323
                                                                                            ---------  ----------
                                                                                              943,507   2,057,823
Accounts payable and accrued expenses
  Trade accounts..........................................................................     16,181     444,537
  Accrued payroll and payroll taxes.......................................................     55,024     175,696
  Accrued interest........................................................................     29,396     223,156
  Commissions payable.....................................................................     21,020      --
                                                                                            ---------  ----------
      TOTAL CURRENT LIABILITIES...........................................................  1,065,128   2,901,212
                                                                                            ---------  ----------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.0001
    5,000,000 shares authorized, issued and outstanding, 1995 and 1996....................        500         500
  Common stock, par value $.0001.
    Authorized 20,000,000 shares, outstanding 667,472 and 869,899 shares, 1995 and 1996,
     respectively.........................................................................         66          87
  Additional paid-in capital..............................................................    184,326     184,314
  Accumulated deficit:
    During developmental stage............................................................   (515,287)   (515,287)
    Subsequent to developmental stage.....................................................     --      (1,033,553)
                                                                                            ---------  ----------
      Total accumulated deficit...........................................................   (515,287) (1,548,840)
                                                                                            ---------  ----------
        TOTAL STOCKHOLDERS' EQUITY........................................................   (330,395) (1,363,939)
                                                                                            ---------  ----------
                                                                                            $ 734,733  $1,537,273
                                                                                            ---------  ----------
                                                                                            ---------  ----------

                       See notes to financial statements.

                         THERMACELL TECHNOLOGIES, INC.
                               STATEMENTS OF LOSS

                                                                       PERIOD FROM        FOR THE YEARS ENDED
                                                                     AUGUST 12, 1993          NOVEMBER 30,
                                                                     (INCEPTION) TO    --------------------------
                                                                    NOVEMBER 30, 1995     1995          1996
                                                                    -----------------  -----------  -------------
REVENUE
  Sales...........................................................     $    61,473     $    43,691  $     615,845
LESS COST OF SALES................................................          40,722          15,431        394,867
                                                                    -----------------  -----------  -------------
    GROSS PROFIT..................................................          20,751          28,260        220,978
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES......................         616,594         376,919      1,280,339
                                                                    -----------------  -----------  -------------
    LOSS FROM OPERATIONS..........................................        (595,843)       (348,659)    (1,059,361)
                                                                    -----------------  -----------  -------------
OTHER INCOME (EXPENSE)
  Commissions.....................................................          20,448           2,272       --
  Interest income.................................................         --              --              24,763
  Interest expense................................................         (65,549)        (47,645)      (207,147)
  Loss on sale of fixed assets....................................         --              --              (3,500)
                                                                    -----------------  -----------  -------------
    TOTAL OTHER INCOME (EXPENSE)..................................         (45,101)        (45,373)      (185,884)
                                                                    -----------------  -----------  -------------
    LOSS BEFORE INCOME TAXES......................................        (640,944)       (394,032)    (1,245,245)
INCOME TAXES
  Deferred income tax benefit.....................................         125,657          79,175        211,692
                                                                    -----------------  -----------  -------------
    NET LOSS......................................................     $  (515,287)    $  (314,857) $  (1,033,553)
                                                                    -----------------  -----------  -------------
                                                                    -----------------  -----------  -------------
Loss per common share.............................................                     $     (0.50) $       (1.34)
                                                                                       -----------  -------------
                                                                                       -----------  -------------
Weighted average number of common share outstanding...............                         626,191        771,154
                                                                                       -----------  -------------
                                                                                       -----------  -------------

                       See notes to financial statements.

                         THERMACELL TECHNOLOGIES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                              COMMON STOCK            PREFERRED STOCK
                                        ------------------------  ------------------------  ADDITIONAL
                                         NUMBER OF                 NUMBER OF                  PAID-IN    ACCUMULATED
                                          SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL      DEFICIT       TOTAL
                                        -----------  -----------  -----------  -----------  -----------  ------------  ----------
Issuance of common stock for cash.....   5,669,551    $     567       --        $  --        $ 177,383    $   --       $  177,950
Issuance of preferred stock for
 cash.................................      --           --        4,975,000          497           45        --              542
Issuance of common stock under
 employment contracts.................      60,000            6       --           --               (6)       --           --
Issuance of common stock to directors
 for services.........................      31,400            3       --           --               (3)       --           --
Effect of reverse stock split:
  Common -- one for ten shares........  (5,184,855)        (519)      --           --              519        --           --
Issuance of stock as perquisite for
 providing services...................      30,000            3       --           --               (3)       --           --
Net loss for the year ended November
 30, 1994.............................      --           --           --           --           --          (200,430)    (200,430)
                                        -----------       -----   -----------       -----   -----------  ------------  ----------
    Balance November 30, 1994.........     606,096           60    4,975,000          497      177,935      (200,430)     (21,938)
Issuance of common stock for cash.....      11,400            1       --           --            6,399        --            6,400
Issuance of common stock under
 employment contracts.................     300,000           30       --           --              (30)       --           --
Issuance of stock as a perquisite for
 providing bridge loan financing......      52,364            5       --           --               (5)       --           --
Issuance of stock to a promoter as a
 perquisite...........................     250,000           25       --           --              (25)       --           --
Effect of reverse stock split:
  Common -- one for ten shares........    (552,388)         (55)      --           --               55        --           --
Net loss for the year ended November
 30, 1995.............................      --           --           --           --           --          (314,857)    (314,857)
                                        -----------       -----   -----------       -----   -----------  ------------  ----------
    Balance November 30, 1995.........     667,472    $      66    4,975,000    $     497    $ 184,329    $ (515,287)  $ (330,395)
Issuance of common stock as incentive
 to employees.........................      19,000            2       --           --               (2)       --           --
Issuance of stock as a perquisite for
 providing financing/capital..........     153,227           16       --           --               (7)       --                9
Issuance of stock to a promoter as a
 perquisite...........................      20,000            2       --           --               (2)       --           --
Issuance of stock as a credit for
 services.............................      10,200            1       --           --               (1)       --           --
Net loss for the year ended November
 30, 1996.............................      --           --           --           --           --         (1,033,553)  (1,033,553)
                                        -----------       -----   -----------       -----   -----------  ------------  ----------
    Balance November 30, 1996.........     869,899    $      87    4,975,000    $     497    $ 184,317    $(1,548,840) $(1,363,939)
                                        -----------       -----   -----------       -----   -----------  ------------  ----------
                                        -----------       -----   -----------       -----   -----------  ------------  ----------

                       See notes to financial statements.

                         THERMACELL TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                      PERIOD FROM         FOR THE YEARS ENDED
                                                                    AUGUST 12, 1993          NOVEMBER 30,
                                                                    (INCEPTION) TO    ---------------------------
                                                                   NOVEMBER 30, 1995      1995          1996
                                                                   -----------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Reconciliation of net loss to net cash used in operating
    activities
    Net loss.....................................................     $  (515,287)    $   (314,857) $  (1,033,553)
    Adjustments to reconcile net loss to net cash used in
      operating activities
      Depreciation...............................................          11,011            6,606         30,049
      Amortization...............................................             810              486        171,930
      Loss on sale of capital asset..............................         --               --               3,500
      Deferred income tax benefit................................        (125,657)         (79,175)      (211,692)
      (Increase) decrease in accounts receivable.................         (21,483)           8,926        (53,160)
      Increase in inventories....................................         (71,016)         (71,016)       (79,856)
      (Increase) decrease in prepaid assets......................         --               --              (7,695)
      (Increase) decrease in deposits............................          (7,543)          (7,543)         1,220
      Increase in other assets...................................        (119,134)        (110,736)        (7,249)
      Increase (decrease) in accounts payable....................          16,181           (8,372)       428,356
      Increase in accrued expenses...............................         105,440          105,440        293,412
                                                                   -----------------  ------------  -------------
        NET CASH USED IN OPERATING ACTIVITIES....................        (726,678)        (470,241)      (464,738)
                                                                   -----------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...........................................        (114,373)         (92,349)      (213,606)
  Proceeds from sale of capital asset............................         --               --               1,500
  Issuance of note receivable....................................        (100,000)        (100,000)      (115,000)
  Collections on notes receivable................................         --               --               1,250
                                                                   -----------------  ------------  -------------
        NET CASH USED IN INVESTING ACTIVITIES....................        (214,373)        (192,349)      (325,856)
                                                                   -----------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock.........................         184,892            6,400             68
  Proceeds from issuance of notes payable........................       1,137,707        1,037,707      1,192,822
  Principal payments on notes payable............................        (194,200)        (194,200)       (10,202)
  Principal payments on stockholder loans........................         --               --             (68,304)
  Costs associated with obtaining financing......................         (96,575)         (96,575)      (396,051)
                                                                   -----------------  ------------  -------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES................       1,031,824          753,332        718,333
                                                                   -----------------  ------------  -------------
        NET INCREASE (DECREASE) IN CASH..........................          90,773           90,742        (72,261)
CASH BEGINNING...................................................         --                    31         90,773
                                                                   -----------------  ------------  -------------
CASH ENDING......................................................     $    90,773           90,773  $      18,512
                                                                   -----------------  ------------  -------------
                                                                   -----------------  ------------  -------------

                       See notes to financial statements.

                         THERMACELL TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

    The Company was formed August 12, 1993. For the year ended November 30, 1995, the Company was in the developmental stage. During the first three quarters of fiscal year end 1996, significant manufacturing and sales efforts began ushering the company out of the development stage by the beginning of the fourth quarter of that year. Operations prior to that time were devoted primarily to developing products, raising capital, obtaining financing, acquiring manufacturing and sales facilities, marketing, and administrative functions.

INVENTORIES

    Inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of assets.

INTANGIBLE ASSETS

    Intangible assets subject to amortization include organization costs, agreement not to compete, loan costs, trademark, goodwill and patents. Organizational costs and agreement not to compete are being amortized on a straight-line basis over five years and three years, respectively. Loan costs are being amortized using the interest method over the lives of the related loans. Trademark and goodwill are being amortized on a straight-line basis over ten and fifteen years, respectively. Amounts attributable to patents will be amortized over the useful life of the patent (but not more than 20 years) beginning the month the patent becomes effective.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         THERMACELL TECHNOLOGIES, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of the Company's cash, trade accounts receivable and payable approximated their carrying value at year end. It is not practicable to estimate the fair value of other financial instruments held or owned by the Company including, but not limited to, other receivables and payables due to the lack of readily available information regarding the marketability of such instruments and the effect of credit risk on the measurement of fair value for such instruments.

LOSS PER COMMON SHARE

    Primary loss per common share equals net loss divided by the weighted average number of common shares outstanding. The convertible securities are not included in the fully diluted earnings per share calculation for November 30, 1995 because they are anti-dilutive. There were no convertible securities at November 30, 1996 as discussed in Note 7. Consequently, there is no separate presentation of fully dilutive loss per share.

ADVERTISING

    The Company expenses advertising costs as they are incurred.

INCOME TAXES

    Income taxes are accounted for by an asset and liability approach for financial accounting and reporting purposes. Deferred income taxes are provided based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and are adjusted for changes in tax laws and tax rates when those changes are enacted. The provision for income taxes represents the total of income taxes paid or payable for the current year, plus the change in deferred taxes during the year.

NOTE 2--GOING CONCERN

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since its inception. At November 30, 1996, the Company's accumulated deficit was $1,548,840, and current liabilities exceeded current assets by $2,444,417.

                         THERMACELL TECHNOLOGIES, INC.

NOTE 2--GOING CONCERN (CONTINUED)


    The history of recurring losses from operations and insufficient cash resources to fund operations raise substantial doubt as to the Company's ability to continue as a going concern. Management, however, believes the following actions which are being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern, although no assurance to that effect can be given.

    Management is actively seeking an underwriter for a second attempt at an initial public offering. Management believes the proceeds expected to be received from the offering will be sufficient to satisfy its anticipated cash needs for approximately twelve months following the completion of the offering. Also, management plans to negotiate extensions on all the notes payable. Management believes that these actions, as well as the implementation of organizational and operational changes, will enable the Company to continue as a going concern, although no assurance can be given as to the ultimate success of any of these actions. The Company is also currently investigating options to merge with an existing public company or to sell to interested buyers, should the offer fail to close.

NOTE 3--INVENTORIES

    Inventories consist of the following at November 30, 1995 and 1996:

                                                                                     1995        1996
                                                                                   ---------  ----------
Raw Materials....................................................................  $  36,633      76,374
Finished goods (manufactured and purchased)......................................     34,383      74,498
                                                                                   ---------  ----------
                                                                                   $  71,016  $  105,872
                                                                                   ---------  ----------
                                                                                   ---------  ----------

NOTE 4--RESTRICTED CASH

    Cash restricted for payment to former note holder and held in agency by the Company was $15,000 at November 30, 1996.

NOTE 5--NOTES RECEIVABLE

    A note receivable of $200,000 at November 30, 1996 is from an unrelated third party. Quarterly payments of interest at twelve percent commenced March 6, 1996, with full payment due by December 17, 1996. The note is collateralized by equity securities. Subsequent to fiscal year end November 30, 1996, the note went into default. However, no allowance for uncollectible amount has been recorded because of the settlement agreement as discussed in Note 16.

    An unsecured, non-interest bearing note receivable of $13,750 at November 30, 1996 is from a customer of the Company. Monthly principal payments commenced in November 1996, and full payment is due September 17, 1997.

                         THERMACELL TECHNOLOGIES, INC.

NOTE 6--PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at November 30, 1995 and 1996:

                                                                                     1995        1996
                                                                                  ----------  ----------
Furniture and fixtures..........................................................  $   34,732  $   38,233
Equipment.......................................................................      78,991     255,473
Vehicles........................................................................      --          26,023
Leasehold improvements..........................................................         650       3,250
                                                                                  ----------  ----------
Total cost......................................................................     114,373     322,979
Accumulated depreciation........................................................      11,011      41,060
                                                                                  ----------  ----------
Property and equipment, net.....................................................  $  103,362  $  281,919
                                                                                  ----------  ----------
                                                                                  ----------  ----------

NOTE 7--BRIDGE FINANCING

    In September 1995, the Company commenced a private placement offering of securities in the form of convertible unsecured notes in order to obtain funds to be used for working capital, to pay operating expenses, to acquire a complementary paint company or equipment necessary to manufacture the Company's insulative coatings, and to pay the organizational and underwriting costs to be incurred in an initial public offering of the Company's stock. A second offering of unsecured notes and common stock was commenced January 1996 to obtain additional funds for the purposes stated above. The selling agents received up to ten percent (10%) of the amounts raised.

    Included in notes payable at November 30, 1995 and 1996 are $740,203 and $1,898,500, respectively, representing the aggregate amount raised by the Company in various debt related offerings as of those dates. Included in those amounts are $740,203 and $1,898,500 at November 30, 1995 and 1996, respectively, raised by the selling agents through the issuance of the securities under private placement offerings described above. The notes bear interest at the rate of twelve percent (12%), with principal and interest due on the earlier of the date of the closing of the public offering or one year from the date of the notes, which were executed during the period October 15, 1995 through July 26, 1996. The notes contain a provision for penalty upon default. The notes were convertible, at the option of the holder, to an amount of common stock based between 50% to 60% of the price of the shares of the Company's common stock to be offered in the public offering. The option to convert was conditioned upon the closing of the initial public offering of the Company's stock. Because the closing did not occur, the notes are payable at the original one year maturity date. At November 30, 1996, $505,000 of these notes were in default. As of the date of the auditors' report, approximately $1.3 million of the notes were in default.

                         THERMACELL TECHNOLOGIES, INC.

NOTE 8--RELATED PARTY TRANSACTIONS

    The Company leased vehicles from an individual who is its president and stockholder. Total lease expense for 1995 was $9,600.

    The Company has notes payable to stockholders at November 30, 1995 and 1996 of $203,304 and $135,000, respectively. The notes were issued on varying dates and are due one year from the date of issuance, plus interest at 12% to 15%. The notes were in default at November 30, 1996.

    The Company had sales of $83,339 during fiscal year 1996 with individuals and companies which are stockholders. The Company had sales of $12,164 during fiscal year 1996 with individuals and companies which are both stockholders and directors.

    The Company had bridge financing notes payable held by stockholders of $117,500 at November 30, 1995 and 1996.

    The Company received $121,060 in legal services from a law firm which is a stockholder and had an account payable of $11,589 and $110,470 at November 30, 1995 and 1996, respectively.

    During fiscal year 1996, the Company purchased a vehicle from an individual who is its president and stockholder. The vehicle was subsequently sold by the Company to a third party for a loss of $3,500.

    During fiscal year 1996, the Company advanced $257,134 and received payment of advances of $226,031 to an individual who is its president and stockholder. The balance due to the Company at November 30, 1996 was $4,277.

NOTE 9--STOCK TRANSACTIONS

    In April 1996, the Company effected a one-for-ten reverse stock split and increased the number of common shares authorized from 10,000,000 shares to 20,000,000 shares. All references in the 1995 financial statements to numbers of common shares and loss per share amounts have been restated to give retroactive effect to the reverse stock split.

    The Company has two employment contracts which provide for granting shares of stock for years of service to an officer and a key employee. The Company's president was awarded options exercisable for five years which entitle him to acquire up to 500,000 shares of the Company's common stock at a price to be determined upon closing of the Company's initial public offering. In addition, the Company from time to time grants stock incentive awards to officers and other key employees. There were no awards outstanding under the Company's various agreements at November 30, 1995 and 1996.

                         THERMACELL TECHNOLOGIES, INC.

NOTE 10--OPERATING LEASES

    The Company leases a building, office space, office equipment, and a vehicle under operating leases. The leases expire at various dates through 1999. Rental expense under these leases was $6,069 and $100,944 for 1995 and 1996, respectively.

    The following is a schedule by years of minimum rentals under the above lease agreements as of November 30, 1996.

           Year ending November 30
  1997................................  $ 114,207
  1998................................    108,062
  1999................................     19,727
                                        ---------
                                        $ 241,996
                                        ---------
                                        ---------

NOTE 11--RESEARCH AND DEVELOPMENT COSTS

    Research and development cost included in the statements of loss totaled $557 and $9,500 for the year ended November 30, 1995 and 1996, respectively.

NOTE 12--SUPPLEMENTAL CASH FLOW INFORMATION

    Interest paid totaled $17,887 and $13,198 for the years ended November 30, 1995 and 1996, respectively.

NOTE 13--CONCENTRATION OF CREDIT RISK

    The Company operates from two locations in West Central Florida and manufactures and sells paint and related products. The Company extends credit to its customers substantially without collateral. The business operations are influenced by the general economic conditions of the surrounding area.

NOTE 14--ACQUISITION OF PAINT MANUFACTURING COMPANY

    The Company entered into an agreement to purchase the operating assets of C.F. Darling Paint & Chemicals, Inc. (Paint Company), a paint manufacturing company in West Central Florida, effective November 30, 1995. The total purchase price of $251,016 was paid in cash at time of closing. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair market value of assets acquired amounted to $105,821, of which $25,000 has been accounted for as the estimated value of the agreement not to compete, and $80,821 is accounted for as goodwill.

                         THERMACELL TECHNOLOGIES, INC.

NOTE 14--ACQUISITION OF PAINT MANUFACTURING COMPANY (CONTINUED)
    The operating results of Paint Company have not been included in the Company's statement of loss for 1995 since the acquisition was completed effective November 30, 1995. Had the operations of Paint Company been included in the Company's financial statements for the year ended November 30, 1995, the pro forma effect on the Company's operating results would have been as follows:

                                                                                    1995 (UNAUDITED)
                                                                        -----------------------------------------
                                                                           THERMACELL
                                                                         TECHNOLOGIES,      PAINT
                                                                              INC.         COMPANY       TOTAL
                                                                        ----------------  ----------  -----------
Net Sales.............................................................    $     43,691    $  414,350  $   458,041
Cost of sales.........................................................          15,431       209,056      224,487
                                                                        ----------------  ----------  -----------
Gross profit..........................................................          28,260       205,294      233,554
Selling, general & administrative.....................................         376,919       187,526      564,445
                                                                        ----------------  ----------  -----------
Operating income (loss)...............................................        (348,659)       17,768     (330,891)
Interest expense......................................................         (47,645)       (1,258)     (48,903)
Commissions income....................................................           2,272        --            2,272
Other income..........................................................         --                344          344
Gain on sale of assets................................................         --             40,000       40,000
                                                                        ----------------  ----------  -----------
Income (loss) before income taxes.....................................        (394,032)       56,854     (337,178)
Income taxes - current expense........................................         --             10,986       10,986
Income taxes - deferred benefit.......................................          79,175        --           79,175
                                                                        ----------------  ----------  -----------
Net income (loss).....................................................    $   (314,857)   $   45,868  $  (268,989)
                                                                        ----------------  ----------  -----------
                                                                        ----------------  ----------  -----------
Loss per share........................................................                                $      (.43)
                                                                                                      -----------
                                                                                                      -----------
Weighted average number of common shares outstanding..................                                    626,191
                                                                                                      -----------
                                                                                                      -----------

                         THERMACELL TECHNOLOGIES, INC.

NOTE 14--ACQUISITION OF PAINT MANUFACTURING COMPANY (CONTINUED)

    These pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on December 1, 1994 or of future results of operations of the consolidated entities.

NOTE 15--INCOME TAXES

    In accordance with Statement of Financial Accounting Standards No. 109 (SFAS
109) ("Accounting for Income Taxes"), the Company recorded deferred tax assets to reflect the future tax benefits of financial operating loss carryforwards in 1995 and 1996.

    The Company has a net operating loss carryforward of $1,886,189 at November 30, 1996 which expires in 2009 through 2011. Management's determination of an adequate valuation allowance is based upon its current estimates of future taxable income. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

    A valuation allowance is required by SFAS 109 if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that a valuation allowance of 50 percent is sufficient at November 30, 1995 and 1996.

    Significant components of the Company's net deferred tax assets are as follows:

                                                                                   1995         1996
                                                                                -----------  -----------
Deferred taxes................................................................  $   251,312  $   674,700
  Less: Valuation allowance...................................................     (125,655)    (337,350)
                                                                                -----------  -----------
    Net deferred tax assets...................................................  $   125,657  $   337,350
                                                                                -----------  -----------
                                                                                -----------  -----------

    Based on management's assessment, it is more likely than not that the net deferred tax assets will be realized through future taxable earnings.

                         THERMACELL TECHNOLOGIES, INC.

NOTE 16--SUBSEQUENT EVENTS

    On January 13, 1997, a nonbinding letter of intent was received from Ecological Technologies, Inc. proposing to negotiate an exclusive distribution agreement for the Company's products in Japan. Consummation of the agreement is subject to a number of conditions including test results in Japan confirming product performance and agreement by the Company to secure patents in Japan for the technology. Purchases, based on aforementioned conditions, were proposed in the following volume:

1997............................................  $ 800,000
1998............................................  $1,000,000
1999............................................  $1,100,000
2000............................................  $1,210,000
2001............................................  $1,331,000
2002 through 2006, 10% increase of prior year.

    Either party may terminate the discussions. Due to the contingencies involved, the Company is unable to predict whether or when a transaction with Ecological Technologies, Inc. will be consummated.

    On December 17, 1996, the collateralized note receivable of $200,000 became due and was not paid. The Company entered into a settlement agreement with the maker of the note receivable providing for temporary financing to the Company and offsets of amounts owed. The agreement resulted in the extinguishment of the note receivable and a net increase in the Company's liabilities of approximately $258,000.

    On December 6, 1996, the Company borrowed $200,000 from an unrelated third party. The note bears interest at the rate of one percent (1%) per month, with principal and interest due on December 17, 1996. The Company is required to pay all cost of collection for the note payable. The holder of the note, subsequent to November 30, 1996, made a demand upon the Company for repayment. The Company is in the process of settling this claim which includes an undertaking by the Company's chief executive officer to assume all obligations under this note.

    On January 13, 1997, the initial public offering failed to close, as scheduled. If this event had occurred on or prior to November 30, 1996, it would have increased the loss by $247,048, the amount capitalized as cost related to the initial public offering, net of related tax benefit.

                         THERMACELL TECHNOLOGIES, INC.

NOTE 16--SUBSEQUENT EVENTS (CONTINUED)

    The following proforma presentation shows the effect on the Company's financial statements:

                                                                                 NOVEMBER 30, 1996
                                                                            ----------------------------
                                                                             AS REPORTED     PRO FORMA
                                                                            -------------  -------------
Total other assets........................................................  $     798,559  $     551,511
                                                                            -------------  -------------
Total assets..............................................................  $   1,537,273  $   1,290,225
                                                                            -------------  -------------
                                                                            -------------  -------------
Total stockholders' equity................................................  $  (1,363,939) $  (1,610,987)
                                                                            -------------  -------------
Total liabilities and stockholders' equity................................  $   1,537,273  $   1,290,225
                                                                            -------------  -------------
                                                                            -------------  -------------


                                                                                 FOR THE YEAR ENDED
                                                                                 NOVEMBER 30, 1996
                                                                            ----------------------------
                                                                             AS REPORTED     PRO FORMA
                                                                            -------------  -------------
Total other income (expense)..............................................  $    (185,884) $    (483,532)
                                                                            -------------  -------------
Loss before income taxes..................................................  $  (1,245,245) $  (1,542,893)
                                                                            -------------  -------------
Deferred income tax benefit...............................................  $     211,692  $     262,292
                                                                            -------------  -------------
Net loss..................................................................  $  (1,033,553) $  (1,280,601)
                                                                            -------------  -------------
                                                                            -------------  -------------
Loss per common share.....................................................  $       (1.34) $       (1.66)
                                                                            -------------  -------------
                                                                            -------------  -------------

    Subsequent to the Company's year end, $200,000 was advanced to an individual who is its president and stockholder.

NOTE 17--EVENT SUBSEQUENT TO THE DATE OF THE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

    On February 7, 1997, the Company closed the corporate office and the retail outlet that had opened in the first quarter of 1996. The Company may have a contingent liability for leases of these premises up to a maximum amount of $67,500. Management anticipates these actions will represent substantial savings to the Company in the form of reduced operating costs.

                                   PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information concerning the directors and executive officers of the Company.

                                                                                           INITIAL DATE OF
           NAME                                OFFICE                          AGE             SERVICE
--------------------------  ---------------------------------------------      ---      ----------------------
John J. Pidorenko           Chairman of the Board, President, Chief                55      August 12, 1993
                             Executive Officer

John R. Trusty              Secretary, Treasurer, Chief Financial                  41      January 13, 1995
                             Officer, Chief Accounting Officer, Director

Kendall B. Stiles, M.D.     Director                                               40       April 4, 1996

Michael Hankins, Sr.        Director                                               55       April 4, 1996

Darryl Riley                Director                                               33      August 12, 1993

    Executive officers are elected by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for their term and until their respective successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term. Directors serve for a one year term of office.

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

    JOHN J. PIDORENKO is the founder of the Company and is currently its Chairman of the Board, President and Chief Executive Officer. From 1990 through August 1993, Mr. Pidorenko was an independent marketing consultant for telemarketing strategies employed by large companies, such as Beneficial Insurance. Mr. Pidorenko was employed as an Executive Vice President of Fiberoptic Sensor Technologies according monitoring medical equipment manufacturer for the years 1985 to 1989. Mr. Pidorenko was the founder, in 1983, of Micro Technologies, which was sold to Fiberoptic Sensor Technologies in 1985.

    JOHN R. TRUSTY has been the Company's Secretary and Chief Financial Officer since January 1995. Prior to his employment with the Company, Mr. Trusty was a Certified Public Accountant sole practitioner from July 1992 through December 1994. During 1994, Mr. Trusty was involved with the Company as an independent consultant. From April 1986 through July 1992, Mr. Trusty served as Controller for Westshore Glass Corp., a glass, mirror and aluminum storefront wholesaler.

    KENDALL B. STILES, M.D. has been a director of the Company since April 4, 1996. Dr. Stiles has been employed as an emergency room physician for the last five years in the State of Virginia and is the officer, director and sole shareholder of American Medical Emergency Services, Inc. located in Virginia. Dr. Stiles is the brother-in-law of John Pidorenko.

    MICHAEL HANKINS, SR. has been a director of the Company since April 4, 1996. Since 1990, Mr. Hankins has been the owner/operator of the Southern Hotel, which is a historic inn located in Missouri. From 1978 through 1990, Mr. Hankins was a lead project analyst for Ralston Purina Company.

    DARRYL RILEY has been a director of the Company since August 12, 1993. For the last five years, he has owned a general contracting company in the Central Florida area.

DIRECTOR COMPENSATION

     A director who is an employee of the Company receives no additional compensation for services as director or for attendance at or participation in meetings. A director who is not an employee of the Company is paid $100 for each Board or Committee meeting which the director attends, in person or otherwise. A director who is not an employee is also reimbursed for out-of-pocket expenditures incurred in attending or otherwise participating in meetings.

     The Company currently has no other arrangements regarding compensation for services as a director.

ITEM 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.

EXECUTIVE COMPENSATION

    The following table shows the compensation paid or accrued by the Company for the fiscal years ended November 30, 1996, 1995 and 1994, to or for the account of the Chief Executive Officer. No other executive officer of the Company received compensation in excess of $100,000 or more during the stated periods. Accordingly, the summary compensation table does not include compensation of other executive officers.

                        SUMMARY COMPENSATION TABLE

                                                                                 RESTRICTED
                                                                  OTHER ANNUAL      STOCK     OPTIONS/     LTIP
           NAME AND                          SALARY      BONUS    COMPENSATION    AWARD(S)      SARS      PAYOUTS
      PRINCIPAL POSITION           YEAR        ($)        ($)          ($)           ($)         (#)        ($)
-------------------------------  ---------  ---------  ---------  -------------  -----------  ---------  ---------
John Pidorenko(1)                     1996    120,481     35,000       --            --         500,000(2)    --
President, Chief                      1995     50,000     --           --            --          --           --
Executive Officer                     1994     -0-        --           --            --          --           --


                                     ALL OTHER
           NAME AND               COMPENSATION (1)
      PRINCIPAL POSITION                ($)
-------------------------------  ------------------
John Pidorenko(1)                    $   31,103
President, Chief                         15,000
Executive Officer                        12,500

------------------------

(1) Represents the net amount due the Company for advances.

(2) See "Employment Agreements".

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
  VALUES

    There were no options which were exercised by any executive officers during fiscal 1996. There are no further options which were granted to executive officers which could have been exercised during fiscal 1996.

EMPLOYMENT AGREEMENTS

     On April 4, 1996, Mr. Pidorenko entered into an Employment Agreement with the Company, which provides for his employment as President and Chief Executive Officer for five years. Under this Agreement, Mr. Pidorenko will receive a base salary of $150,000. As an additional inducement for entering into the Agreement, the Board of Directors awarded Mr. Pidorenko a $35,000 bonus. Mr. Pidorenko was also awarded options exercisable for five years which entitle him to acquire up to 500,000 shares of the Company's Common Stock at the initial public offering price of $4.00. Mr. Pidorenko has agreed with the Underwriter to reduce his base salary from $150,000 to $90,000 annually, effective upon the closing of this offering. Mr. Pidorenko has also agreed that so long as any current shareholders are subject to a "lock-up" agreement with the Underwriter, he shall not be paid a bonus or granted a salary increase under his Employment Agreement.

     The Compensation Committee will meet periodically, as the results of each fiscal year are available, to consider awarding additional compensation to Mr. Pidorenko above his salary. Mr. Pidorenko's employment agreement contains a restrictive covenant not to compete for the term of the Agreement and for two years following termination of service. The employment agreement also provides for a car allowance and also requires the Company to indemnify Mr. Pidorenko to the maximum extent provided under the laws of the State of Florida. This Agreement provides for severance payments equal to 299% of the annual base compensation, or a maximum of $270,000, due under this agreement in the event there is a "change of control" of the Company, as defined therein, and he is subsequently terminated without cause.

     On April 4, 1996, Mr. Trusty entered into an Employment Agreement with the Company, which provides for his employment as Chief Financial Officer for a one year term. The Agreement is automatically renewable for an additional one year period unless either party decides to terminate. Under the Agreement, Mr. Trusty receives a base salary of $55,000 and was paid a $10,000 bonus. If the Agreement is extended beyond one (1) year, Mr. Trusty's salary increases 10% in each year. The Company and Mr. Trusty have agreed to extend his employment agreement until April 1998. The Compensation Committee will meet periodically, as the results of each fiscal year are availabile, to consider awarding additional compensation to Mr. Trusty above his salary. The Agreement contains a restrictive covenant not to compete for the term of the Agreement and for two years following termination of service. The Agreement provides for a car allowance and also requires the Company to indemnify Mr. Trusty to the maximum extent provided under the laws of the State of Florida. This Agreement also provides for severance payments equal to 299% of the annual base compensation due under the Agreement in the event there is a "change of control" of the Company, as defined therein, and he is subsequently terminated without cause.

STOCK OPTION PLAN

     The Company intends to adopt a stock option plan which will authorize the grant of stock options under Section 422 of the Internal Revenue Code. A total of 350,000 shares have been reserved for issuance under the plan. The plan will provide that the exercise price of options granted under the plan shall not be less than the fair market value of the shares on the date on which the option is granted unless an employee, immediately before the grant owns more then 10% of the total combined voting power of all classes of stock of the Company or any subsidiaries, whereupon the exercise price shall be at least 110% of the fair market value of the Shares on the date on which the option is granted. The term of each option and the manner in which it may be exercised is determined by the Board of Directors, or a committee appointed by the Board of Directors, provided that no option may be exerciseable more than 10 years after the date of grant, and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years. Options may be granted to officers, directors, employees, and consultants. In the event of death or disability, options may be exercised during a twelve month period following such event. In the event that an optionholder is terminated other than pursuant to death, disability or retirement, all options must be exercised by the date of termination. Options are not transferable, except upon death of optionee.

INDEMNIFICATION

     The Company's Bylaws provide, in general, that the Company shall indemnify its directors and officers under the circumstances specified under applicable Florida law and gives authority to the Company to purchase insurance with the respect to such indemnification.

     Mr. Pidorenko and Mr. Trusty's employment agreements provide, among other things, for: (i) indemnification by the Company of such individual to the fullest extent permitted by law against any and all expenses, judgments, fines and amounts paid in settlement of any claim against an indemnified party (the "Indemnitee") unless it is determined that the indemnification is not permitted under the law; and (ii) the prompt advancement of expenses to any Indemnitee in connection with his defense against any threatened or pending claim. Similar indemnification arrangements may from time to time be entered into with additional officers of the Company or certain other employees or agents of the Company. All directors of the Company are also parties to indemnification agreements which provide for similar rights of indemnification.

     The Company has been advised that it is the position of the Commission that insofar as the foregoing provision may be invoked to disclaim liability for damages arising under the Securities Act, that such provisions are against public policy as expressed in the Securities Act and are therefore unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information concerning the beneficial ownership as of February 15, 1997, of the Company's Common Stock by the directors and executive officers, individually and as a group. The table also sets forth the only persons who, to the Company's knowledge, are the beneficial owners of more than five (5%) percent of the outstanding voting securities of the Company. Each person has sole voting and investment power with respect to the shares reported, except as otherwise noted. The address of each individual is in care of the Company.

                                                                     NUMBER OF SHARES
                                                                    BENEFICIALLY OWNED           PERCENT OWNED (2)(8)
                                                                          BEFORE         -------------------------------------
NAME OF BENEFICIAL OWNER                                             OFFERING (1)(7)       BEFORE OFFERING     AFTER OFFERING
-----------------------------------------------------------------  --------------------  -------------------  ----------------
John Pidorenko (3)(4)............................................           916,067                 63%              18.9%
John R. Trusty (3)...............................................            20,000                  1%                 1%
Michael Hankins, Sr. (5).........................................                 0                 --%                --%
Kendall B. Stiles, M.D. (6)......................................            71,542                  5%               2.5%
Darryl Riley (3)(7)..............................................            93,877                  6%               3.3%
All Directors and Officers (as a group)..........................         1,101,486                 76%              38.9%

------------------------
(1) The amount and percentage of securities beneficially owned by an individual are determined in accordance with the definition of beneficial ownership set forth in the regulations of the Securities and Exchange Commission to the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for the spouse and/or minor children of the individual and any other relative who has the same home as an individual, as well as other securities as to which the individual has shares voting or investment power or has the right to acquire within 60 days of the date of this Prospectus. Beneficial ownership may be disclaimed as to certain of the securities. Unless otherwise indicated, all shares listed are owned both of record and beneficially.
(2) Based upon 1,285,171 shares of Common Stock issued and outstanding as of March 12, 1997, and securities not outstanding which are subject to such options, warrants, rights or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.
(3) May be deemed to be a "founder" of the Company for the purpose of the Securities Act of 1933, as amended.
(4) 416,067 shares of the Company's Common Stock currently held by Mr. Pidorenko are being registered under the Securities Act as part of this Prospectus. The above amount also includes options to acquire up to 500,000 shares granted to Mr. Pidorenko in connection with his employment agreement exercisable at $4.00 for 5 years. If the options are excluded, Mr. Pidorenko currently owns approximately 23% of the outstanding shares of Common Stock and would own approximately 16% of the outstanding shares of Common Stock upon the closing of the offering. The above amount excludes 5,000,000 shares of Voting Preferred Stock held by Mr. Pidorenko. Each share of Voting Preferred Stock is entitled to a one-half ( 1/2) vote. Upon the closing of this offering, and assuming the 416,067 shares of Common Stock currently held by Mr. Pidorenko are sold, he would control 45% of the voting equity securities of the Company through the voting Preferred Stock.
(5) As of March 7, 1997, Mr. Hankins and his son, who hold $225,000 of convertible promissory notes, plus accrued interest thereon have not converted such notes. Mr. Pidorenko has agreed to assume the obligations under these notes.
(6) Includes 58,252 shares of Common Stock issued in exchange for cancelling a $100,000 convertible note, plus accrued interest thereon. Dr. Stiles is the brother-in-law of Mr. Pidorenko. See "Certain Transactions."
(7) Includes 37,282 shares of Common Stock issued in exchange for cancelling $60,000 of a $100,000 convertible note, plus accrued interest thereon.
(8) Excludes (i) the Warrants, (ii) the Underwriter's Warrants and Over-Allotment Option and, (iii) 350,000 shares reserved for issuance under the Company's 1996 Stock Option Plan. Also reflects the conversion of $598,500 convertible notes, plus accrued interest into 373,803 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In September 1995, the Company commenced a private placement offering of securities in the form of convertible notes in order to obtain funds to be used for working capital, to pay operating expenses, to acquire a complementary paint company or equipment necessary to manufacture the Company's insulative coatings, and to pay the organizational and underwriting costs to be incurred in an initial public offering of the Company's stock. A second offering of unsecured notes and common stock was commenced January 1996 to obtain additional funds for the purposes stated above. The selling agents received up to ten percent (10%) of the amounts raised.

    Included in notes payable at November 30, 1995 and 1996 are $740,203 and $1,898,500, respectively, representing the aggregate amount raised by the Company in various debt related offering as of those dates. The notes bear interest at the rate of twelve percent (12%), with principal and interest due on the earlier of the date of the closing of the public offering or one year from the date of the notes. The notes were convertible, at the option of the holder, to an amount of common stock based between 50% to 60% of the price of the shares of the Company's common stock to be offered in the public offering. The option to convert was conditioned upon the closing of the initial public offering of the Company's stock. Because the closing did not occur, the notes are payable at the original one year maturity date. At November 30, 1996, $505,000 of these notes were in default.

    As a condition to the public offering, the holders of $598,500 of these notes payable agreed to convert such notes plus accrued interest thereon into an aggregate of 373,803 shares of Common Stock. 299,250 shares were issued in exchange for a principal debt reduction of $598,500 and 74,553 shares of Common Stock were issued to satisfy approximately $149,106 of accrued interest due on all outstanding notes. Dr. Stiles, and Mr. Riley, each of whom are directors of the Company converted $100,000 and $40,000 notes respectively, plus accrued interest thereon into 16,504 and 34,564 shares of the Company's Common Stock as part of this exchange Mr. Hankins and his son loaned the Company an aggregate of $225,000 plus accrued interest which debt has been personally assumed by Mr. Pidorenko and is not being converted into Common Stock. The Company does not expect that Mr. Hankins will be reappointed to the board of directors. In connection with the conversion, such holders have agreed not to sell their shares for a period of at least two (2) years from the date of this Prospectus, without the Underwriter's consent. The Underwriter has the right to extend this lock-up period for one
(1) additional year if the Company does not achieve during any 12 consecutive month period a cumulative pre-tax profit on income, calculated in accordance with GAAP of at least $3,000,000. The holders of approximately $960,000 of obligations under various notes described were paid off in cash at the closing of the public offering.

    On February 17, 1997, the Company entred into a settlement agreement with Consolidated Financial Management, Inc. ("Consolidated"). Consolidated was a maker of a certain promissory note in the principal amount of $200,000 payable to the Company, which was secured by 60,000 shares of Meadow Valley Corporation common stock. Consolidated is the current holder of $300,000 face amount of notes issued by the Company in favor of two bridge investors, who subsequently assigned their notes to Consolidated. The Company was in default under its notes due to the investors now held by Consolidated. Consolidated was in default under its $200,000 note due to the Company, which is secured by the Meadow Valley Corporation shares.

    On February 13, 1997, Consolidated obtained a temporary restraining order in the Superior Court, State of Arizona in and for the County of Mariposa which prohibits ThermaCell from selling the Meadow Valley Corporation shares. The settlement agreement provides that ThermaCell will release the Meadow Valley Corporation shares to Consolidated upon ThermaCell receiving $100,000 from Consolidated. The parties consummated this part of the settlement agreement. ThermaCell is obligated to pay Consolidated upon the earlier of the closing of this offering or 90 days the remaining sum of $258,789.01. The parties have executed mutual releases and made appropriate representations in connection with this settlement agreement.

    To induce certain stockholders to enter into the Lock-Up arrangements required by the Underwriter, the Company issued approximately 318,150 shares of Common Stock so that such stockholders would have a $2.00 cost basis in their shares of Common Stock, which is the same cost basis offered to the converting noteholders.

    John Pidorenko has agreed to personally assume and indemnify the Company against approximately $660,000 of principal and accrued interest obligations under certain of the Company's outstanding promissory notes. Mr. Pidorenko agreed to assign his interest in the proceeds from the sale of his shares of Common Stock registered under the Prospectus for the public offering to secure this undertaking to repay this debt on the Company's behalf. As part of this arrangement, the Company is in the final stages of negotiating an agreement with an unaffiliated individual regarding the payment of $300,000 of the Company's promissory notes and $75,000 this individual loaned another entity, a portion of the proceeds of which were made available to the Company. The amounts set forth in the Prospectus assume the Company will pay $100,000, plus accrued interest, of the $300,000 currently due this investor from offering proceeds. The remaining $200,000 loaned to the Company and the $75,000 loaned to the other entity, plus accrued interest thereon is being assumed by Mr. Pidorenko. Under the proposed arrangement the Company would escrow $300,000 of offering proceeds which would be paid to this investor if Mr. Pidorenko does not satisfy this assumed obligation before May 15, 1997. In such event, the Company would have an interest in the proceeds from the sale of Mr. Pidorenko's shares which were registered as part of the public offering to satisfy this payment on Mr. Pidorenko's behalf. As part of this agreement, the investor would be issued 125,000 restricted units which would be identical to the Units offered to the public in the public offering and the investor would enter into a two year lock-up arrangement.

    Through all private placements of the notes described above, Company relied upon exemptions from registration under the Securities Act pursuant to Sections 3(b) and 4(2) and Regulation D promulgated thereunder. Of the 55 investors, 40 represented to the Company that they were "accredited" as that term is defined under Regulation D. All purchasers represented, in a manner satisfactory to the Company, that they were sophisticated and otherwise understood the risks associated with the offering.

    In connection with the formation of the Company, Mr. Pidorenko received 416,067 shares of Common Stock and 5,000,000 shares of Preferred Stock. The Preferred Stock has one-half vote per share on all matters submitted to the vote of the holders of Common Stock, but did not originally have any conversion rights. The voting Preferred Stock was entitled to one vote per share but was reduced by one-half vote per share.

    In order to provide Mr. Pidorenko a long-term financial incentive for the Company's success, Mr. Pidorenko has the option to convert all or part of his Voting Preferred Stock into shares of the Company's Common Stock. To the extent the Company has generated at least one fiscal quarter of positive net income during any subsequent fiscal year after this offering, Mr. Pidorenko would be entitled to convert up to one half (1/2) of his shares of Voting Preferred Stock into shares of Common Stock at a conversion ratio of four shares of Voting Preferred Stock for one share of Common Stock, or up to 625,000 shares of Common Stock. The other half of Mr. Pidorenko's Voting Preferred Stock is convertible into an additional 625,000 shares of Common Stock at the same conversion ratio provided that the Company generates at least one complete fiscal year with positive net income. The issuance of the Voting Preferred Stock to Mr. Pidorenko constitutes an anti-takeover device.

    Mr. Pidorenko also entered into an employment agreement with the Company that provided for a $35,000 cash payment upon execution, which he has deferred, and the issuance of options to acquire up to 500,000 shares of the Company's Common Stock at the public offering price of $4.00 per share for a five year period. John R. Trusty, the Company's Chief Financial Officer, owns 20,000 shares of the Company's Common Stock which he received as nominal consideration for his services to the Company at a salary below market levels. Mr. Trusty received a $10,000 bonus upon execution of his employment agreement which provides for a minimum annual base salary of $55,000.

    From time to time Mr. Pidorenko has advanced funds to the Company and the Company has advanced funds to Mr. Pidorenko. During the year ended November 30, 1996, the Company advanced Mr. Pidorenko $31,103 in excess of funds he advanced to the Company. At November 30, 1996, the net amount payable by the Company to Mr. Pidorenko was $5,723. Mr. Pidorenko also agreed to defer his $35,000 bonus due upon execution of his Employment Agreement and a portion of his base salary. As of February 15, 1997, Mr. Pidorenko owed the Company approximately $47,000. Mr. Pidorenko has agreed to defer portions of his monthly salary over the next year to repay these advances. Mr. Pidorenko's daughter and son-in-law are employed by the Company in administrative and clerical functions. The Company paid these individuals approximately $37,000 in fiscal 1996. These individuals do not have employment agreements.

    The Company believes that all transactions with officers, directors or affiliates to date are on terms no less favorable than those available from unaffiliated third parties. Although no other transactions were contemplated, it is the Company's policy that all future transactions with its officers, directors or affiliates will be approved by the independent members of the Company's Board of Directors not having an interest in the transaction and will be on terms no less favorable than could be obtained from unaffiliated third parties.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

 (a)(1)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

    A list of the Financial Statements filed as part of this Report is set forth in Item 8 and appears at Page F-1 of this Report; which list is incorporated herein by reference. The Financial Statement Schedules and the Report of Independent Auditors as to Schedules follow the Exhibits.

 (a)(3) EXHIBITS.

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
  NO.                         DESCRIPTION                              PAGE
-------                       -----------                          ------------

1.1      Revised Form of Underwriting Agreement*

1.2      Revised Form of Underwriter's Warrants*

1.3      Revised Form of Selected Dealers Agreement*

1.4      [Reserved]

1.5      [Reserved]

1.6 Executed Escrow Agreement and Amendment thereto entered into by First of America, Bank of Michigan, N.A., the Company and the Underwriters*

3.1 Certificate of Incorporation and Amendment to Certificate of Incorporation of the Company*

3.1(a) Certificate of Amendment to Certificate of Incorporation to reflect 1 for 10 reverse stock split*

3.1(b) Form of Certificate of Amendment to Certificate of Rights, Designation and Preferences of Series A Preferred Stock*

3.2      Bylaws of the Company*

3.3      Amendment to Bylaws*

4.1      Specimen of Common Stock Certificate*

4.2      Specimen of Warrant Certificate*

4.3      Revised Form of Warrant Agreement*

4.4      Conversion Notice and Election Form for Convertible Note Holder*

5.1 Opinion of Johnson, Blakely, Pope, Bokor, Ruppel & Burns, P.A. as to legality of issuance of Units*

10       Employment Agreement (4/4/96) John Pidorenko*

10(A)    Employment Agreement (4/4/96) John Trusty*

10(B)    Form of Convertible Note*

10(C)    Trademark Registration for ThermaCool-TM-*

10(D)    Published International Patent Application*

10(E)    Stock Option Plan*

10(F) Asset Purchase Agreement for Darling Paint and Coatings effective November, 1995*

10(G)    Lease for Executive Offices*

10(H)    Lease for Darling Paint*

10(I)    Lease for Sarasota Store*

10(J)    Promissory Note (3/6/96)*

23.1     Consent of Cherry, Bekaert & Holland, C.P.A.'s, Clearwater,
         Florida*

23.2 Consent of Johnson, Blakely, Pope, Bokor, Ruppel & Burns, P.A., Clearwater, Florida (included in its opinion filed as Exhibit 5.1)*

------------------------
* Previously filed under cover of Form SB-2 (SEC File No. 333-22001).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: April 10, 1997                   By:  /s/ JOHN PIDORENKO
                                          ------------------------------------
                                                John Pidorenko

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                     DATE
          ---------                       -----                     ----

/s/ JOHN PIDORENKO           President and Chief Executive
---------------------------    Officer (Principal Executive      April 10, 1997
      John Pidorenko           Officer) and Chairman of
                               the Board


/s/ JOHN TRUSTY              Vice President and Chief
---------------------------    Financial Officer (Principal      April 10, 1997
      John Trusty              Financial Officer) and Principal
                               Accounting Officer

/s/ KENDALL B. STILES M.D.
---------------------------  Director                            April 10, 1997
    Kendall B. Stiles M.D.


---------------------------  Director                            April __, 1997
     Michael Hankins, Sr.

/s/ DARRYL RILEY
---------------------------  Director                            April 10, 1997
     Darryl Riley