Form 10QSB
period 1997-02-28
THERMACELL TECHNOLOGIES INC
filed 1997-04-21
CIK 1002360

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                     FORM 10-QSB

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended February 28, 1997

    [ ]  Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from __________ to __________

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

                         5419 PROVOST DR., HOLIDAY, FL 34690
                       (Address of Principal Executive Offices)

                                    (813) 938-3269
                             (Issuer's Telephone Number)


    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

    The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of February 28, 1997 was 869,899.

    Transitional Small Business Disclosure Format:

Yes      No  X
    ---     ---

                         THERMACELL TECHNOLOGIES, INC.


                                      INDEX


                                                                         PAGE
                                                                         ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets -
           November 30, 1996 and February 28, 1997 ..................... 1 - 2

          Statements of Loss -
           Three months ended February 29, 1996 and February 28, 1997 .. 3

          Statements of Changes in Stockholders' Equity -
           Three months ended February 28, 1997 ........................ 4

          Statements of Cash Flows -
           Three months ended February 29, 1996 and February 28, 1997 .. 5

          Notes to financial statements ................................ 6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations ......................... 7 - 10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ............................................ 10

Item 5.   Other Information ............................................ 10

Item 6.   Exhibits and Reports on Form 8-K ............................. 10

          Signatures ................................................... 10

Exhibit 11 ............................................................. 11

                         THERMACELL TECHNOLOGIES, INC.

                                  Balance Sheets
                                    (Unaudited)

                                       ASSETS

                                                      February 28,  November 30,
                                                          1997          1996
                                                      ------------  -----------
CURRENT ASSETS
  Cash                                                 $         -  $     3,512

  Notes receivable                                         210,000      213,750
  Accounts receivable
    Trade, net of allowance for uncollectible accounts
      of $20,067 for 1997 and $21,000 for 1996             118,966       64,006
    Officers                                               113,414        4,637
    Other                                                    2,640        6,000
                                                       -----------  -----------
                                                           235,020       74,643
                                                       -----------  -----------

  Inventories                                              117,236      150,872
  Prepaid expenses and other                                12,484       14,018
                                                       -----------  -----------

        TOTAL CURRENT ASSETS                               574,740      456,795
                                                       -----------  -----------

PROPERTY AND EQUIPMENT                                     325,223      322,979
  Less accumulated depreciation                             52,931       41,060
                                                       -----------  -----------
                                                           272,292      281,919
                                                       -----------  -----------

OTHER ASSETS
  Restricted cash                                           15,000       15,000
  Deferred offering costs                                  310,344      297,648
  Deferred income tax benefit, net                         375,631      337,350
  Goodwill and other intangibles, net                      123,067      148,561
                                                       -----------  -----------
                                                           824,042      798,559
                                                       -----------  -----------
                                                       $ 1,671,074  $ 1,537,273
                                                       -----------  -----------
                                                       -----------  -----------


See notes to financial statements.

                         THERMACELL TECHNOLOGIES, INC.

                                    (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            February 28,   November 30,
                                                1997           1996
                                            ------------   ------------

CURRENT LIABILITIES
  Bank overdraft                            $     17,196   $          -
Notes payable
  Bridge financing                             1,898,500      1,898,500
  Stockholders                                   135,000        135,000
  Other                                          222,723         24,323
                                            ------------   ------------
                                               2,273,419      2,057,823

Accounts payable and accrued expenses
  Trade accounts                                 510,761        444,537
  Accrued payroll and payroll taxes              176,281        175,696
  Accrued interest and other                     261,464        223,156
                                            ------------   ------------

      TOTAL CURRENT LIABILITIES                3,221,925      2,901,212
                                            ------------   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.0001
    5,000,000 shares, authorized, issued
    and outstanding, 1997 and 1996                   500            500

  Common stock, par value $.0001
    Authorized 20,000,000 shares,
    outstanding 869,899 shares,
    1997 and 1996, respectively                       87             87

  Additional paid-in capital                     184,314        184,314

  Accumulated deficit:
    During developmental stage                  (515,287)      (515,287)
    Subsequent to developmental stage         (1,220,465)    (1,033,553)
                                            ------------   ------------
      Total accumulated deficit               (1,735,752)    (1,548,840)
                                            ------------   ------------

        TOTAL STOCKHOLDERS' EQUITY            (1,550,851)    (1,363,939)
                                            ------------   ------------
                                            $  1,671,074   $  1,537,273
                                            ------------   ------------
                                            ------------   ------------


See notes to financial statements.

                         THERMACELL TECHNOLOGIES, INC.

                              STATEMENTS OF LOSS
                                  (UNAUDITED)

                                          FOR THE THREE MONTHS ENDED
                                          ---------------------------
                                          FEBRUARY 28,   FEBRUARY 29,
                                              1997           1996
                                            ---------      ---------
REVENUE
    Sales                                   $ 215,525      $ 112,189

LESS: COST OF SALES                           106,267         61,669
                                            ---------      ---------
    GROSS PROFIT                              109,258         50,520

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                  266,034        208,233
                                            ---------      ---------
        LOSS FROM OPERATIONS                 (156,776)      (157,713)
                                            ---------      ---------
OTHER EXPENSE
    Commissions                                35,000              -
    Interest expense                           33,418              -
                                            ---------      ---------
        TOTAL OTHER EXPENSE                    68,418              -
                                            ---------      ---------
        LOSS BEFORE INCOME TAXES             (225,194)      (157,713)

INCOME TAXES
    Deferred income tax benefit                38,282         31,543
                                            ---------      ---------
        NET LOSS                            $(186,912)     $(126,170)
                                            =========      =========
Loss per common share                       $   (0.21)     $   (0.18)
                                            =========      =========
Weighted average number of
    common shares outstanding                 869,899        697,072
                                            =========      =========

See notes to financial statements.

                        THERMACELL TECHNOLOGIES, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         COMMON STOCK             PREFERRED STOCK
                                     ---------------------      -------------------   ADDITIONAL
                                      NUMBER OF                  NUMBER OF              PAID-IN     ACCUMULATED
                                        SHARES      AMOUNT         SHARES    AMOUNT     CAPITAL        DEFICIT          TOTAL
                                     ----------     ------       ---------   ------   ----------    -----------      -----------
Balance November 30, 1996              869,899        $87        5,000,000     $500    $184,314     $(1,548,840)     $(1,363,939)
Net loss for the three months ended
  February 28, 1997                          -          -                -       -            -        (186,912)        (186,912)
                                       -------        ---        ---------     ----    --------     -----------      -----------
Balance February 28, 1997              869,899        $87        5,000,000     $500    $184,314     $(1,735,752)     $(1,550,851)
                                       =======        ===        =========     ====    ========     ===========      ===========

See notes to financial statements.

                         THERMACELL TECHNOLOGIES, INC

                           Statements of Cash Flows
                                   (Unaudited)

                                                             For the Three Months Ended
                                                           ------------------------------
                                                           February 28,      February 29,
                                                               1997              1996
                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Reconciliation of net loss to net cash
    used in operating activities
      Net loss                                             $  (186,912)       $  (126,170)
      Adjustments to reconcile net loss to net
       cash provided by operating activities
        Depreciation                                            11,871              4,050
        Amortization                                            27,837              8,309
        (Increase) decrease in accounts receivable            (160,377)           (42,283)
        (Increase) decrease in inventories                      33,636            (86,830)
        (Increase) decrease in prepaid expenses and other        1,534             (2,900)
        Increase in deferred income tax benefit                (38,281)           (31,543)
        Increase in other assets                                (2,343)            (1,100)
        Increase (decrease) in accounts payable                 66,224             43,369
        Increase (decrease) in accrued expenses                 38,893            (46,145)
                                                           -----------        -----------
          NET CASH USED IN OPERATING ACTIVITIES               (207,918)          (281,243)
                                                           -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on note receivable                                 3,750                  -
  Capital expenditures                                          (2,244)           (86,110)
  Issuance of note receivable                                        -           (100,000)
                                                           -----------        -----------
          NET CASH USED IN INVESTING ACTIVITIES                  1,506           (186,110)
                                                           -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                17,196                  -
  Proceeds from issuance of common stock                             -                  -
  Proceeds from issuance of notes payable                      200,000            595,068
  Principal payments on notes payable                           (1,600)           (97,505)
  Costs associated with obtaining financing                    (12,696)          (103,200)
                                                           -----------        -----------
          NET CASH PROVIDED BY
           FINANCING ACTIVITIES                                202,900            394,363
                                                           -----------        -----------

          NET (DECREASE) IN CASH                                (3,512)           (72,990)

CASH BEGINNING                                                   3,512             90,773
                                                           -----------        -----------

CASH ENDING                                                $         -        $    17,783
                                                           -----------        -----------
                                                           -----------        -----------


See notes to financial statements.

                       THERMACELL TECHNOLOGIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements, have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PER SHARE CALCULATIONS

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the period. On August 12, 1996, the Company announced a ten (10) for one (1) reverse common stock split. Retroactive effect was given to the outstanding stock.

NOTE 3 - SUBSEQUENT EVENTS

On March 19, 1997, the Company completed a public offering for 1,375,000 Units, each Unit consisting of one share of Common Stock, $.0001 par value, and one Series A Redeemable Common Stock Purchase Warrant, at a price of $4.00 per Unit. In addition, the underwriter exercised its over-allotment purchase option and purchased 206,250 additional Units at the initial per Unit public offering price less the underwriting discounts and commission.

On February 7, 1997, the Company closed the corporate office and the retail outlet that had opened in the first quarter of 1996. The Company may have a contingent liability for leases of these premises up to a maximum amount of $67,500. Management anticipates these actions will represent substantial savings to the Company by reducing operating costs.

                       THERMACELL TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward looking statements contained in this Form 10-QSB.

GENERAL

The Company was incorporated in Florida in August, 1993, for the purpose of developing, manufacturing and marketing insulating materials and coatings using partially evacuated glass mircospheres ("shells"). The Company's technology utilizes insertions of the shells in various materials and products which improve the thermal resistive characteristics of such products.

The Company's business strategy is to (i) expand the marketing and distribution of Thermacool-TM- paints and coatings, (ii) develop and manufacture the Company's own shells and (iii) expand the shell technology to other products, such as drywall, gypsum board, home siding materials, and space foam insulation, among others.

On November 30, 1995, the Company acquired the assets of C.F. Darling Paint & Chemicals, Inc., a paint manufacturing company, located in Holiday, Florida. The Company acquired these assets so that it would have a facility to produce and develop paints and coatings for its Thermacool-TM- product line.

On March 19, 1997, the Company completed a public offering for 1,375,000 Units, each Unit consisting of one share of Common Stock, $.0001 par value, and one Series A Redeemable Common Stock Purchase Warrant, at a price of $4.00 per Unit. In addition, the underwriter exercised its over-allotment purchase option and purchased 206,250 additional Units at the initial per Unit public offering price less the underwriting discounts and commission.

The Company has sustained significant operating losses since its inception resulting in an accumulated deficit of ($1,735,752) at February 28, 1997. As of February 28, 1997, the Company has a negative net tangible net worth of ($1,427,784) and negative working capital of ($2,647,185). The Company's independent auditors in their report regarding the Company's financial statements as of November 30, 1996, indicated that since the Company had a history of recurring losses from operations and insufficient cash resources to fund a plan of operations, substantial doubt existed as to the Company's ability to continue as a going concern. However, since the successful closing of the public offering on March 19, 1997, the Company raised additional equity capital of more than $6 million which substantially changed both the Company's tangible net worth and working capital position. As a result, management believes the Company will be able to both develop its technology and fund its present operational needs.

Management's strategy of expanding the Thermacool-TM- product line, developing a commercially viable manufacturing process for shells and expansion into new markets for its shell technology

                       THERMACELL TECHNOLOGIES, INC.


may result in the Company incurring additional losses due to the cost associated with these strategies. The Company expects to use a portion of the net proceeds of its offering for repayment of all of its existing indebtedness and for general working capital purposes. The Company may continue to incur losses until the Company is able to increase its sales, expand its product line and increase its distribution capabilities sufficiently to offset ongoing operating and expansion costs. There is no assurance that the Company's strategy will be successful.

RESULTS OF OPERATIONS

Three months ended February 28, 1997 compared to three months ended February 29, 1996

Total revenue for the three months ended February 28, 1997 was $215,525 compared to $112,189 for the same period of 1996, which represents an increase of $103,336, or 92%. The increase was a result of expanded sales of paint products and coatings produced by the Company's paint manufacturing facility which was acquired during fiscal year 1995. The increased sales were a direct result of increased marketing efforts and production capabilities.

Gross profit margins were 51% and 45%, respectively, for the present period ending February 28, 1997 as compared to the prior period ending February 29, 1996. This increase was the result of a change in mix of paint and coatings products sold with the higher margined products contributing more significantly during the quarter.

For the three months ended February 28, 1997, total selling, general and administrative expenses were $266,034, as compared to $208,233 for the same period of the previous year, an increase of approximately $57,801, or 28%. This increase was due to higher expenses incurred by the company with production of the Company's proprietary products in its manufacturing facility, expenses incurred in the development of formulations of the paint and paint coatings being manufactured, as well as higher personnel costs associated with marketing, staffing and other expenses associated with the Company's operations. During the quarter ending February 28, 1997, the Company initiated a restructuring program which involved the downsizing of its operations which was necessitated by its limited operating funds in the early part of the quarter. This downsizing did not materially benefit the present period's operating results, although it is anticipated that as a result of such action approximately $186,000 of costs have been eliminated from S,G&A expenses on an annual basis. It is further anticipated that expansion of the Company's business operations and marketing efforts will again commence because of the recent successful underwriting. This will allow the Company to significantly grow its business over the next twelve months.

The Company continued to experience a loss from operations of $156,776 for the period ending February 28, 1997 as compared to a loss of $157,713 for the same prior year period. Although the gross profit for the current period was $109,258, its higher contribution was offset by the higher level of S, G & A expenses incurred during the period. Management anticipates that increasing levels of sales will result in an improvement in its operating performance during the balance of the fiscal year.

                       THERMACELL TECHNOLOGIES, INC.


Based upon management's current estimates of future taxable income, management has determined that a valuation allowance of fifty percent (50%) is appropriate during the current period ending February 28, 1997 to represent that portion of deferred taxes that may be realized in the future.

The net loss, after income taxes benefit, and net loss per share were $186,912 and $.21 per share respectively, for the three months ended February 28, 1997 as compared to a net loss and net loss per share of $126,170 and $.18, respectively, for the same period in 1996. Included in the loss for 1997 is $33,418 of interest on loans the Company incurred during fiscal year 1996. There was no interest expense in the prior period. During the current period there was a one time commission charge of $35,000 related to procuring of capital for the benefit of the Company. There was not a similar charge in the previous year period.

The Company plans to aggressively market its paint and coatings products as a result of the recent closing of its successful public offering. A focus of its strategy will be on its effort to expand within the Sunbelt Region of the United States. In addition to the marketing effort, the Company plans to expand its manufacturing facility which will enable it to increase production, and thereby support a significantly higher level of sales of its proprietary products. Management is optimistic about the benefits of its near-term marketing programs.

The Company anticipates improved raw material purchasing economies as well as cost reductions in its manufacturing processes during fiscal year 1997. The Company also anticipates some improvement in its gross profit margins during fiscal year 1997. Results of operations for the first three months of the 1997 fiscal year reflect the impact of the expenses incurred by the Company in positioning itself for full-scale production which is expected to occur during fiscal year 1997. The completion of its Initial Public Offering ("IPO") within the second quarter of the 1997 fiscal year provides the Company with sufficient capital to meet its working capital needs and provides funds for the expansion of its operations for at least the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its operations and product development activities with funds provided by issuing securities and from borrowings. During the recent quarter ended February 28, 1997, the Company raised $200,000 through issuance of notes. The Company intends to repay its indebtedness with the proceeds of the Offering, or the conversion of a portion of these notes into shares of the Company's common stock.

The Company is not presently profitable in its operating business and therefore cannot self fund its capital requirements. The successful completion of the Offering following the first quarter of fiscal year 1997 has provided the Company with additional capital which improves its working capital position and will provide adequate capital to fund future operation and expansion plans. The Company will focus its marketing efforts within the Sunbelt Region of the United States during fiscal 1997 to increase consumer awareness and acceptance of both its existing and new products. In addition to this marketing effort, the Company plans to build or buy a manufacturing facility which will enable the Company to substantially increase production of its proprietary

                       THERMACELL TECHNOLOGIES, INC.


products. Management believes the proceeds from the Offering will provide sufficient working capital to enable the Company to sustain its operations and finance planned expansion for the next twelve months.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

    On February 6, 1997, the Company received a letter from the counsel to the Williams family which owns in the aggregate 21,923 shares of the Company's common stock which was acquired for an aggregate purchase price of $31,950. The Williams family claims Mr. John Pidorenko, President of the Company, fraudulently induced their investment and the Company is obligated for personal disputes between Mr. Pidorenko and this family which primary concern a disagreement over a purchase of a personal residence. The Company does not believe it is obligated to these individuals for personal disputes with Mr. Pidorenko. The Williams family has rejected the Company's request to purchase their shares at their original purchase price. The Company believes it has meritorious defenses to any legal proceedings which may be instituted by such individuals. Mr. Pidorenko has agreed to indemnify the Company against any claims asserted by these parties.

Item 5.   OTHER INFORMATION

    On March 19, 1997, the Company closed a public offering of 1,375,000 Units, each Unit consisting of one share of Common Stock, $.0001 par value, and one Series A Redeemable Common Stock Purchase Warrant at a price of $4.00 per Unit. In addition, the underwriter exercised his option to cover over-allotments and purchased 206,250 additional Units at the initial per Unit public offering price less the underwriting discounts and commission.

Item 6.  EXHIBITS AND REPORTS ON FORM 8K

     No reports on Form 8K have been filed in the quarter ended February 28, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ThermaCell Technologies, Inc.

Dated: 4/14/97                              /s/  JOHN PIDORENKO
                                            ---------------------------------
                                            John Pidorenko
                                            Chairman, Chief Executive Officer
                                            President