Form 10QSB
period 1997-05-31
THERMACELL TECHNOLOGIES INC
filed 1997-07-15
CIK 1002360

                          U. S. SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, DC 20549
                                        FORM 10-QSB

      [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended May 31, 1997

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

Yes  X   No
    ---    ---
      The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of July 1, 1997 was 2,859,551.

      Transitional Small Business Disclosure Format:

Yes     No  X
    ---    ---

                               THERMACELL TECHNOLOGIES, INC.


                                           Index



                                                                          Page
Part I - Financial Information                                           ------
------------------------------

Item 1.     Financial Statements

      Balance Sheets -
        November 30, 1996 and May 31, 1997...........................     1 - 2

      Statements of Loss -
        Three months ended and six months ended May 31, 1996 and 1997.    3

      Statements of Changes in Stockholders' Equity -
        Three months ended and six months ended May 31, 1997..........    4

      Statements of Cash Flows -
        Six months ended May 31, 1996 and 1997........................    5

      Notes to financial statements...................................    6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7 - 11

Part II - Other Information
---------------------------

Item 1. Legal Proceedings.............................................    11

Item 5. Other Information.............................................    11

Item 6. Exhibits and Reports on Form 8-K..............................    11



        Signatures....................................................    11

Exhibit 11............................................................    12

                     THERMACELL TECHNOLOGIES, INC.

                             BALANCE SHEETS

                                 ASSETS

                                                         May 31,    November 30,
                                                          1997         1996
                                                       ------------ -----------
                                                       (Unaudited)

CURRENT ASSETS
   Cash                                               $   2,255,615 $     3,512
   Notes receivable                                          75,000     213,750
   Accounts receivable
    Trade,net of allowance for uncollectible accounts
     of $8,443 for 1997 and $21,000 for 1996                136,948      64,006
    Officers                                                684,154       4,637
    Other                                                    13,640       6,000
                                                        ------------ -----------
                                                            834,742      74,643
                                                        ------------ -----------

   Inventories                                              129,441     150,872
   Prepaid expenses and other                                12,484      14,018
                                                        ------------ -----------

       TOTAL CURRENT ASSETS                               3,307,282     456,795
                                                        ------------ -----------

PROPERTY AND EQUIPMENT                                      335,253     322,979
   Less: accumulated depreciation                           (64,544)    (41,060)
                                                        ------------ -----------
                                                            270,709     281,919
                                                        ------------ -----------

OTHER ASSETS
   Restricted cash                                                       15,000
   Deferred offering costs                                              297,648
   Deferred income tax benefit, net                         447,751     337,350
   Goodwill and other intangibles, net                      160,540     148,561
                                                        ------------ -----------
                                                            608,291     798,559
                                                        ------------ -----------










                                                      $   4,186,282 $ 1,537,273
                                                        ============ ===========

See notes to financial statements.

                     THERMACELL TECHNOLOGIES, INC.

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        May 31,    November 30,
                                                         1997         1996
                                                       ------------ -----------
                                                      (Unaudited)

CURRENT LIABILITIES
Notes payable
   Bridge financing                                     $         -  $1,898,500
   Stockholders                                             135,000     135,000
   Other                                                    121,123      24,323
                                                        ------------ -----------
                                                            256,123   2,057,823

Accounts payable and accrued expenses
   Trade accounts                                            57,082     444,537
   Accrued payroll and payroll taxes                        223,281     175,696
   Accrued interest and other                                60,000     223,156
                                                        ------------ -----------

       TOTAL CURRENT LIABILITIES                            596,486   2,901,212
                                                        ------------ -----------

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.0001
    5,000,000 shares, authorized, issued
    and outstanding, 1997 and 1996                              500         500

   Common stock, par value $.0001
    Authorized 20,000,000 shares,
    outstanding 2,859,551 and 869,899 shares,
    1997 and 1996, respectively                                 286          87

   Additional paid-in capital                             5,613,242     184,314

   Accumulated deficit                                   (2,024,232) (1,548,840)
                                                        ------------ -----------

       TOTAL STOCKHOLDERS'EQUITY                          3,589,796  (1,363,939)
                                                        ------------ -----------


                                                        $ 4,186,282  $ 1,537,273
                                                        ============ ===========

See notes to financial statements.

                          THERMACELL TECHNOLOGIES, INC.

                               STATEMENTS OF LOSS
                                   (UNAUDITED)

                                    Three Months Ended     Six Months Ended
                                          May 31,              May 31,
                                    -----------------      -----------------
                                      1997      1996        1997     1996
                                    --------  --------    -------- --------

REVENUE
    Sales                         $ 199,418  $ 138,700  $ 414,943 $ 250,889

LESS: COST OF SALES                  103,255    98,506     209,522  160,175
                                    --------  --------    -------- --------

    GROSS PROFIT                      96,163    40,194     205,421   90,714

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                         350,876   264,829     616,910  473,062
                                    --------  --------    -------- --------

             LOSS FROM OPERATIONS   (254,713) (224,635)   (411,489)(382,348)
                                    --------  --------    -------- --------

OTHER INCOME AND EXPENSE
    Commissions                                 (5,075)    (35,000)  (5,075)
    Interest income                   22,262       686      22,262      686
    Interest expense                (128,148)  (87,899)   (161,566) (87,899)
    Other                                       (3,500)              (3,500)
                                    --------  --------    -------- --------

             TOTAL OTHER INCOME AND
             EXPENSE                (105,886)  (95,788)   (174,304) (95,788)
                                    --------  --------    -------- --------

             LOSS BEFORE INCOME
             TAXES                  (360,599) (320,423)   (585,793)(478,136)

INCOME TAXES
    Deferred income tax benefit       72,120    66,557     110,402   98,100
                                    --------  --------    -------- --------

             NET LOSS              $(288,479)$(253,866) $(475,391)$(380,036)
                                   ========= =========   ========= =========

Loss per common share              $ (0.12)  $  (0.34)  $   (0.29)$   (0.53)
                                   ========= =========   ========= =========

Weighted average number of
    common shares outstanding      2,439,515   742,190   1,654,706  711,872
                                   ==========  ========   ========= ========









See notes to financial statements.

                          THERMACELL TECHNOLOGIES, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        COMMON STOCK        PREFERRED STOCK
                                   --------------------  --------------------  ADDITIONAL
                                   NUMBER OF             NUMBER OF              PAID-IN    ACCUMULATED
                                    SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     DEFICIT       TOTAL
                                   ----------  --------  ----------  --------  ----------  -----------  -----------
Balance November 30, 1996            869,899    $87      5,000,000    $500      $184,314   $(1,548,840) $(1,363,939)
Net loss for the three months ended
  February 28, 1997                        -      -              -       -             -      (186,912)    (186,912)
                                   ----------  --------  ----------  --------  ----------  -----------  -----------

Balance February 28, 1997            869,899    $87      5,000,000    $500      $184,314   $(1,735,752) $(1,550,851)


Stock Issued - public offering     1,989,652    $199                            $5,428,928                $5,429,127

Net loss for the three months ended
May 31, 1997                               -       -             -       -               -    (288,479)    (288,479)
                                   ----------  --------  ----------  --------  ----------  -----------  -----------

Balance May 31, 1997               2,859,551    $286     5,000,000    $500      $5,613,242 $(2,024,231)   $3,589,797
                                   ==========  ========  ==========  ========  ==========  ===========  ===========


See notes to financial statements.

                                THERMACELL TECHNOLOGIES, INC

                                  STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                  For the Six Months Ended
                                                                -----------------------------
                                                                  May 31,          May 31,
                                                                   1997             1996
                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Reconciliation of net loss to net cash
    used in operating activities
      Net loss                                               $    (475,391) $      (380,036)
      Adjustments to reconcile net loss to net
       cash provided by operating activities
       Depreciation                                                 23,484           11,507
       Amortization                                                 31,130           16,069
       (Increase) in accounts receivable                           (80,582)         (57,019)
       (Increase) decrease in inventories                           21,431          (56,306)
       Decrease in prepaid expenses and other                        1,534            1,615
       Increase in deferred income tax benefit                    (110,401)         (98,100)
       (Decrease) in other assets                                  (43,109)         (60,009)
       Increase (decrease) in accounts payable                    (387,455)          45,603
       Increase (decrease) in accrued expenses                    (115,571)          47,123
                                                                ------------     ------------
            NET CASH USED IN OPERATING ACTIVITIES               (1,134,930)        (529,553)
                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Collections on note receivable                                  138,750                -
   Capital expenditures                                            (12,274)        (109,784)
   Issuance of notes receivable and advances                                       (100,000)
                                                                  (679,517)
                                                                ------------     ------------
            NET CASH USED IN INVESTING ACTIVITIES                 (553,041)        (209,784)
                                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                        5,613,027                -
   Proceeds from issuance of notes payable                         250,000          926,503
   Principal payments on notes payable                          (1,948,500)        (107,505)
   Costs associated with obtaining financing                        25,547         (155,630)
                                                                ------------     ------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES            3,940,074          663,368
                                                                ------------     ------------

            NET INCREASE (DECREASE) IN CASH                      2,252,103          (75,969)

CASH BEGINNING                                                       3,512           90,773
                                                                ------------     ------------

CASH ENDING                                                  $   2,255,615  $        14,804
                                                                ============     ============


See notes to financial statements.

                         THERMACELL TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in Form 10-KSB for the year ended November 30, 1996 of ThermaCell Technologies, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three month and six month periods ended May 31, 1997 and May 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PER SHARE CALCULATIONS

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the respective periods. On August 12, 1996, the Company announced a ten (10) for one (1) reverse common stock split. Retroactive effect was given to the outstanding stock.

NOTE 3 - SUBSEQUENT EVENTS

The Company successfully completed an Initial Public Offering (Offering) which was filed with the Securities and Exchange Commission March 12, 1997. Proceeds to the Company as a result of the Offering are approximately $4.8 million.

On February 7, 1997, the Company closed the corporate office and the retail outlet that had opened in the first quarter of 1996. The Company may have a contingent liability for leases of these premises up to a maximum amount of $67,500. Management anticipates these actions will represent substantial savings to the Company in the form of reduced operating costs.

On January 13, 1997, a non-binding letter of intent was received from Ecological Technologies, Inc. proposing to negotiate an exclusive distribution agreement for the Company's products in Japan. Consummation of the agreement is subject to a number of conditions including test results in Japan confirming product performance and agreement by the Company to secure patents in Japan for the technology.

On May 2, 1997, the Company was named in a civil action alleging that it reached a marketing agreement containing confidentiality and non-disclosure provisions relating to technologies allegedly developed by the plaintiff. The Company intends to vigorously defend itself in this matter and believes it has numerous meritorious defenses.

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

GENERAL

The Company was incorporated in Florida in August, 1993, for the purpose of developing, manufacturing and marketing insulating materials and coatings using partially evacuated glass microspheres ("shells"). The Company's technology utilizes the insertion of the shells in various materials and products that improve the thermal resistive characteristics of such products.

The Company's business strategy is to (i) expand the marketing and distribution of ThermaCool(TM) paints and coatings, (ii) develop and manufacture the Company's own shells and (iii) expand the shell technology to other products, such as drywall, gypsum board, home siding materials, and space foam insulation, among others.

On November 30, 1995, the Company acquired the assets of C.F. Darling Paint & Chemicals, Inc., a paint manufacturing company, located in Holiday, Florida. The Company acquired these assets so that it would have a facility to produce and develop paints and coatings for its ThermaCool(TM) product line.

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

The Company has sustained significant operating losses since its inception. Management's strategy of expanding the ThermaCool(TM) product line, developing a commercially viable manufacturing process for shells and expansion into new markets for its shell technology may result in the Company incurring additional losses due to the cost associated with these strategies. The Company expects to incur losses until it is able to increase its sales, expand its product line and increase its distribution capabilities to a sufficient revenue level to offset ongoing operating and expansion costs.

                         THERMACELL TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1997 COMPARED TO THREE MONTHS ENDED MAY 31, 1996

Total revenue for the three months ended May 31, 1997 was $199,418 compared to $138,700 for the same period of 1996, which represents an increase of $60,718, or 44%. The increase was a result of expanded sales of paint products and coatings produced by the Company's paint manufacturing facility. The increased sales were a direct result of increased marketing efforts and production capabilities.

Gross profit margins were 48% and 29%, respectively, for the three month period ending May 31, 1997 as compared to the prior period ending May 31, 1996. This increase was the result of a change in mix of paint and coatings products sold with the higher margined products contributing more significantly during the quarter and the Company buying raw materials at better pricing.

For  the  three  months  ended  May  31,  1997,   total  selling,   general  and
administrative expenses were $350,876, as compared to $264,829 for the same period of the previous year, an increase of approximately $ 86,047, or 33%. This increase was due to higher expenses incurred by the company in marketing, staffing and other expenses associated with the Company's operations. In addition, severance compensation equivalent to $55,000, or one year salary for a former officer of the Company was expensed during this period. The expansion of the Company's business operations combined with higher level of marketing efforts has resulted because of the funding received from the recent underwriting. These efforts will allow the Company to significantly grow its business over the next twelve months.

The Company continued to experience a loss from operations of $254,713 for the period ending May 31, 1997 as compared to a loss of $224,635 for the same prior year period. Although the gross profit for the current period was $ 96,163, its higher contribution was offset by a higher level of S, G & A expense incurred during this three month period. Management anticipates that increasing levels of sales will eventually result in an improvement in operating performance during the balance of the fiscal year.

Based upon management's current estimates of future taxable income, management has determined that a valuation allowance of fifty percent (50%) is appropriate during the current period ending May 31, 1997 to represent that portion of deferred taxes that may be realized in the future.

The net loss, after income taxes benefit, and net loss per share were $288,479 and $.12 per share respectively, for the three months ended May 31, 1997 as compared to a net loss and net loss per share of $253,866 and $.34 respectively, for the same period in 1996. Included in the loss for 1997 is $128,148 of interest expense for outstanding loans of the Company during the quarter ending May 31, 1997. Interest expense for the prior year's quarter was $87,899. Although the loss for the period increased, the earnings per share declined due to the greater number of shares outstanding for the period just ended because of the shares issued in the Company's recent successful underwriting.

                         THERMACELL TECHNOLOGIES, INC.


The Company plans to aggressively market its paint and coatings products as a result of the recent closing of its successful public offering. A focus of its strategy will be on its effort to expand within the Sunbelt Region of the United States. In addition to this marketing effort, the Company plans to expand its manufacturing facility which will enable it to increase production, and thereby support a significantly higher level of sales of its proprietary products. Management is optimistic about the benefits of its near-term marketing programs.

The Company anticipates improved raw material purchasing economies as well as cost reductions in its manufacturing processes during Fiscal Year 1997. The Company also anticipates some improvement in its gross profit margins during fiscal year 1997. Results of operations for the first three months of the 1997 fiscal year reflect the impact of the expenses incurred by the Company in positioning itself for full-scale production that is expected to occur during fiscal year 1997. The completion of its Initial Public Offering ("IPO") within the second quarter of the 1997 fiscal year provides the Company with sufficient capital to meet its working capital needs and provides funds for the expansion of its operations for at least the next twelve months.

SIX MONTHS ENDED MAY 31, 1997 COMPARED TO SIX MONTHS ENDED MAY 31, 1996

Total revenue for the six months ended May 31, 1997 was $414,943 compared to $250,889 for the same period of 1996, which represents an increase of $164,054, or 65%. The increase was a result of expanded sales of paint products and coatings produced by the Company's paint manufacturing facility. The increased sales were a direct result of increased marketing efforts and production capabilities.

Gross profit margins were 50% and 36%, respectively, for the present period ending May 31, 1997 as compared to the prior period ending May 31, 1996. This increase was the result of a change in mix of paint and coatings products sold with the higher margined products contributing more significantly during the period.

For the six months ended May 31, 1997, total selling, general and administrative expenses were $616,910, as compared to $473,062 for the same period of the previous year, an increase of approximately $143,848, or 36%. This increase was due to higher expenses incurred by the company in marketing, staffing and other expenses associated with the Company's operations. In addition, severance compensation equivalent to $55,000, or one year salary for a former officer of the Company was expensed during this period. It is further anticipated that expansion of the Company's business operations and marketing efforts have been initiated as a result of the recent successful underwriting. This will allow the Company to significantly grow its business over the next twelve months. The Company continued to experience a loss from operations of $411,489 for the period ending May 31, 1997 as compared to a loss of $382,348 for the same prior

                         THERMACELL TECHNOLOGIES, INC.


year period. Although the gross profit increase for the current period was $114,707, this higher contribution was offset by the higher level of S G & A expense incurred during the period. Management anticipates that increasing levels of sales will result in an improvement in its operating performance during the balance of the fiscal year.

Based upon management's current estimates of future taxable income, management has determined that a valuation allowance of fifty percent (50%) is appropriate during the current period ending May 31, 1997 to represent that portion of deferred taxes that may be realized in the future.

The net loss, after income taxes benefit, and net loss per share were $475,391 and $.29 per share respectively, for the six months ended May 31, 1997 as compared to a net loss and net loss per share of $380,036 and $.53 respectively, for the same period in 1996. Included in the loss for the six months ending May 31, 1997 is $161,566 of interest expense that compares to $87,899 for the same period in 1996. During the current period there was commission charge of $35,000 related to procuring of capital for the benefit of the Company.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its operations and product development activities with funds provided by issuing securities and from borrowings. During the six months ending May 31, 1997, the Company raised approximately $4.8 million through its successful public offering. On March 19, 1997, the Company completed this public offering for 1,375,000 Units, each Unit consisting of one share of Common Stock, $.0001 par value, and one Series A Redeemable Common
Stock Purchase Warrant, at a price of $4.00 per Unit. In addition, the underwriter exercised its over-allotment purchase option and purchased 206,250 additional Units at the initial per Unit public offering price less the underwriting discounts and commission. The Company repaid its indebtedness with the proceeds of this Offering or the conversion of a portion of its outstanding notes into common stock.

The Company is not presently profitable in its business and therefore cannot self fund its capital requirements on an operating basis. The successful completion of the Offering during the quarter ending May 31, 1997 has provided the Company with capital that improves its working capital position and will provide adequate capital resources to fund its future operations. The Company will focus its marketing efforts within the Sunbelt Region of the United States during the remainder of fiscal 1997 to increase consumer awareness and acceptance of both its existing and new products. In addition to this marketing effort, the Company plans to expand its manufacturing facility that will enable the Company to substantially increase production of its proprietary products. Management believes the proceeds from the Offering has provided sufficient working capital to enable the Company to sustain its operations and finance planned expansion for the next twelve months.

                         THERMACELL TECHNOLOGIES, INC.


PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS.

      On May 2, 1997, the Company was served with a summons regarding a civil action filed in the United States District Court, Eastern District of Michigan by IA, Inc., as plaintiff, that alleges the Company, and its president, John Pidorenko, and Monroe Parker Securities, Inc., the Company's underwriter, breached a marketing agreement executed by Mr. Pidorenko on March 26, 1992 relating to technologies allegedly developed by IA, Inc. This agreement contained a confidentiality and non-disclosure clause for technologies purportedly developed by IA, Inc. The Company was not a party to that agreement. The Company believes that it has not infringed on any patents held by IA, Inc., non-withstanding the validity of such patents and/or their claims. The petition requested various court actions including a jury trial, but no specific request for damages. The Company intends to vigorously defend itself in this action. The Company believes it has meritorious defenses in this matter which is in a preliminary stage and which will not be resolved until a considerable period of time has elapsed. The Company has agreed to indemnify the Monroe Parker Securities, Inc., its underwriter, against any claims asserted by this party.


Item 5.           OTHER INFORMATION



Item 6.           EXHIBITS AND REPORTS ON FORM 8K

       No reports on Form 8K have been filed in the quarter ended May 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ThermaCell Technologies, Inc.

Dated : 7/14/97           /s/ Gerald Couture
                          ------------------------------
                          Gerald Couture
                          Vice-President, Finance and CFO