Form 10QSB
period 1997-08-31
THERMACELL TECHNOLOGIES INC
filed 1997-10-15
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended AUGUST 31, 1997

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

Yes  X   No
    ---     ---
         The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of September 1, 1997 was 2,859,551.

         Transitional Small Business Disclosure Format:

Yes      No  X
    ---     ---

                          THERMACELL TECHNOLOGIES, INC.


                                      INDEX



                                                                          PAGE
PART I - FINANCIAL INFORMATION                                            ----
------------------------------

Item 1.  Financial Statements

         Balance Sheets -
           November 30, 1996 and August 31, 1997........................  1 - 2

         Statements of Loss -
           Three months ended and nine months ended
           August 31, 1996 and 1997.....................................  3

         Statements of Changes in Stockholders' Equity -
           Three months ended and nine months ended August 31, 1997.....  4

         Statements of Cash Flows -
           Nine months ended August 31, 1996 and 1997...................  5

         Notes to financial statements..................................  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................  7 - 12

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings...............................................  12

Item 5. Other Information...............................................  12

Item 6. Exhibits and Reports on Form 8-K................................  13


         Signatures.....................................................  13

Exhibit 11..............................................................  14

                                      THERMACELL TECHNOLOGIES, INC.

                                             BALANCE SHEETS

                                                 ASSETS


                                                                          August 31,        November 30,
                                                                             1997               1996
                                                                       ----------------   ---------------
                                                                         (Unaudited)
CURRENT ASSETS
   Cash                                                                $        903,179   $         3,512
   Notes receivable                                                                   -           213,750
   Accounts receivable
     Trade,net of allowance for uncollectible accounts
       of $19,211 for 1997 and $21,000 for 1996                                 532,946            64,006
     Officers                                                                   489,670             4,637
     Other                                                                          500             6,000
                                                                       -----------------   ---------------
                                                                              1,023,116            74,643
                                                                       -----------------   ---------------

   Inventories                                                                  352,570           150,872
   Prepaid expenses and other                                                    52,531            14,018
                                                                       -----------------   ---------------

         TOTAL CURRENT ASSETS                                                 2,331,396           456,795
                                                                       -----------------   ---------------

PROPERTY AND EQUIPMENT                                                          559,658           322,979
   Less: accumulated depreciation                                               (81,288)          (41,060)
                                                                       -----------------   ---------------
                                                                                478,370           281,919
                                                                       -----------------   ---------------

OTHER ASSETS
   Restricted cash                                                                    -            15,000
   Deposits                                                                       6,454
   Deferred offering costs                                                            -           297,648
   Deferred income tax benefit, net                                             514,527           337,350
   Goodwill and other intangibles, net                                          921,315           148,561
                                                                       -----------------   ---------------
                                                                              1,442,296           798,559
                                                                       -----------------   ---------------









                                                                       $      4,252,062    $    1,537,273
                                                                       =================   ===============

See notes to financial statements.

                                      THERMACELL TECHNOLOGIES, INC.

                                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          August 31,        November 30,
                                                                             1997               1996
                                                                       -----------------   ---------------
                                                                         (Unaudited)
CURRENT LIABILITIES
Notes payable
   Bridge financing                                                    $              -    $    1,898,500
   Stockholders                                                                       -           135,000
   Other                                                                         10,276            24,323
                                                                       -----------------   ---------------
                                                                                 10,276         2,057,823

Accounts payable and accrued expenses
   Trade accounts                                                               598,320           444,537
   Accrued payroll and payroll taxes                                            289,568           175,696
   Accrued interest and other                                                    83,884           223,156
                                                                       -----------------   ---------------

         TOTAL CURRENT LIABILITIES                                              982,048         2,901,212
                                                                       -----------------   ---------------

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.0001
     5,000,000 shares, authorized, issued
     and outstanding, 1997 and 1996                                                 500               500

   Common stock, par value $.0001
     Authorized 20,000,000 shares,
     outstanding 2,859,551 and 869,899 shares,
     1997 and 1996, respectively                                                    286                87

   Additional paid-in capital                                                 5,564,334           184,314

   Accumulated deficit                                                       (2,295,106)       (1,548,840)
                                                                       -----------------   ---------------

         TOTAL STOCKHOLDERS' EQUITY                                           3,270,014        (1,363,939)
                                                                       -----------------   ---------------










                                                                       $      4,252,062    $    1,537,273
                                                                       =================   ===============

See notes to financial statements.

                                             THERMACELL TECHNOLOGIES, INC.

                                                  STATEMENTS OF LOSS
                                                      (Unaudited)


                                                                  Three Months Ended              Nine Months Ended
                                                                       August 31,                     August 31,
                                                               -------------------------       -------------------------
                                                               -------------------------       -------------------------

                                                                  1997         1996               1997         1996
                                                               -----------  ------------       -----------  ------------

REVENUE
     Sales                                                     $  463,568   $   171,777        $  878,511   $   430,597

LESS: COST OF SALES                                               283,284        78,549           492,806       248,686
                                                               -----------  ------------       -----------  ------------

     GROSS PROFIT                                                 180,284        93,228           385,705       181,911

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                                     497,585       278,210         1,114,495       754,190
                                                               -----------  ------------       -----------  ------------

                  LOSS FROM OPERATIONS                           (317,301)     (184,982)         (728,790)     (572,279)
                                                               -----------  ------------       -----------  ------------

OTHER INCOME AND EXPENSE
     Commissions                                                        -             -           (35,000)            -
     Interest income                                               14,740             -            37,002             -
     Interest expense                                                   -             -          (161,566)            -
     Other                                                        (35,089)      (58,789)          (35,089)     (149,502)
                                                               -----------  ------------       -----------  ------------

                  TOTAL OTHER INCOME AND EXPENSE                  (20,349)      (58,789)         (194,653)     (149,502)
                                                               -----------  ------------       -----------  ------------

                  LOSS BEFORE INCOME TAXES                       (337,650)     (243,771)         (923,443)     (721,781)

INCOME TAXES
     Deferred income tax benefit                                   66,776        48,754           177,178       144,356
                                                               -----------  ------------       -----------  ------------

                  NET LOSS                                     $ (270,874)  $  (195,017)       $ (746,265)  $  (577,425)
                                                               ===========  ============       ===========  ============

Loss per common share                                          $    (0.09)  $     (0.28)       $    (0.36)  $     (0.82)
                                                               ===========  ============       ===========  ============

Weighted average number of
     common shares outstanding                                  2,859,551       707,515         2,063,690       707,515
                                                               ===========  ============       ===========  ============









See notes to financial statements.

                          THERMACELL TECHNOLOGIES, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                         Common Stock              Preferred Stock       Additional
                                    ------------------------   ------------------------
                                      Number of                  Number of                 Paid-in       Accumulated
                                      Shares       Amount        Shares       Amount       Capital        Deficit         Total
                                    ------------  ----------   ------------  ----------  ------------  --------------  -------------
Balance November 30, 1996               869,899   $      87      5,000,000   $     500   $   184,314   $  (1,548,840)  $ (1,363,939)
Net loss for the three months ended
  February 28, 1997                           -           -              -           -             -        (186,912)      (186,912)
                                    ------------  ----------   ------------  ----------  ------------  --------------  -------------

Balance February 28, 1997               869,899   $      87      5,000,000   $     500   $   184,314   $  (1,735,752)  $ (1,550,851)


Stock Issued - public offering        1,989,652   $     199                              $ 5,428,928                   $  5,429,127

Net loss for the three months ended
May 31, 1997                                  -           -              -           -             -        (288,479)      (288,479)
                                    ------------  ----------   ------------  ----------  ------------  --------------  -------------

Balance May 31, 1997                  2,859,551   $     286      5,000,000   $     500   $ 5,613,242   $  (2,024,231)  $  3,589,797
                                    ------------  ----------   ------------  ----------  ------------  --------------  -------------

Adjustment to Paid-in-capital                                                                (48,908)                       (48,908)

Net loss for the three months ended
August 31, 1997                                                                                             (270,874)      (270,874)
                                    ------------  ----------   ------------  ----------  ------------  --------------  -------------

Balance August 31, 1997               2,859,551   $     286      5,000,000   $     500   $ 5,564,334   $  (2,295,106)  $  3,270,014
                                    ============  ==========   ============  ==========  ============  ==============  =============


See notes to financial statements.

                                          THERMACELL TECHNOLOGIES, INC

                                            STATEMENTS OF CASH FLOWS
                                                  (Unaudited)


                                                                                  For the Nine Months Ended
                                                                              -----------------------------------
                                                                               August 31,           August 31,
                                                                                  1997                 1996
                                                                              --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Reconciliation of net loss to net cash
     used in operating activities
       Net loss                                                               $    (746,265)       $    (577,425)
       Adjustments to reconcile net loss to net
         cash provided by operating activities
         Depreciation                                                                59,011               30,998
         Amortization                                                                42,582                    -
         (Increase) in accounts receivable                                         (468,940)            (109,710)
         (Increase) Decrease in inventories                                        (201,698)             (72,506)
         (Increase) Decrease in prepaid expenses and other                          (38,513)                   -
         (Increase) Decrease in deferred income tax benefit                        (177,177)            (144,356)
         (Decrease) in other assets                                                (509,142)            (205,867)
         Increase (decrease) in accounts payable                                    153,783              184,211
         Increase (decrease) in accrued expenses                                    (25,400)              70,726
                                                                              --------------       --------------
              NET CASH USED IN OPERATING ACTIVITIES                              (1,911,759)            (823,929)
                                                                              --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Collections on note receivable                                                   213,750                    -
   Capital expenditures                                                            (255,462)            (154,241)
   Issuance of notes receivable and advances                                       (479,533)            (100,000)
                                                                              --------------       --------------
              NET CASH USED IN INVESTING ACTIVITIES                                (521,245)            (254,241)
                                                                              --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                         5,380,218                    -
   Proceeds from issuance of notes payable                                                -            1,110,797
   Principal payments on notes payable                                           (2,047,547)                   -
   Costs associated with obtaining financing                                              -              (99,122)
                                                                              --------------       --------------
              NET CASH PROVIDED BY
                FINANCING ACTIVITIES                                              3,332,671            1,011,675
                                                                              --------------       --------------

              NET INCREASE (DECREASE) IN CASH                                       899,667              (66,495)

CASH BEGINNING                                                                        3,512               90,773
                                                                              --------------       --------------

CASH ENDING                                                                   $     903,179        $      24,278
                                                                              ==============       ==============




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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three month and nine month periods ended August 31, 1997 and August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PER SHARE CALCULATIONS

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the respective periods. On August 12, 1996, the Company announced a ten (10) for one (1) reverse common stock split. Retroactive effect was given to the outstanding stock.

NOTE 3 - ACQUISITION

On July 28, 1997, the Company acquired all the outstanding common stock, representing 100% ownership of Atlas Chemical Company, a paint manufacturer and distributor, located in Miami, Florida. For the fiscal year ending June 30, 1997, Atlas Chemical had annual revenues of $2.4 million and sustained a net loss of approximately $68,000.

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

On July 28, 1997, the Company acquired all the outstanding common stock, representing 100% ownership of Atlas Chemical Company, a paint manufacturer and distributor, located in Miami, Florida. The Company acquired this firm so that it would have a larger manufacturing facility to both expand production of coatings and to obtain an established marketing distribution channel which included major accounts such as Builders Square, Ace Hardware, Kmart, among others. For the fiscal year ending June 30, 1997, Atlas Chemical had annual revenues of $2.4 million and sustained a net loss of approximately $68,000.

                          THERMACELL TECHNOLOGIES, INC.


The Company has sustained significant operating losses since its inception. Management's strategy of expanding the ThermaCool(TM) product line, developing a commercially viable manufacturing process for shells and expansion into new markets for its shell technology may result in the Company incurring additional losses due to the costs associated with these strategies. The Company expects to incur losses until it is able to increase its sales, expand its product line and increase its distribution capabilities to a sufficient revenue level to offset ongoing operating and expansion costs. The Atlas Chemical acquisition completed on July 28, 1997 should accelerate the Company's plan to achieve profitable operations.


RESULTS OF OPERATIONS

THREE  MONTHS  ENDED  AUGUST 31, 1997  COMPARED TO THREE MONTHS ENDED AUGUST 31,
1996

Total consolidated revenue for the three months ended August 31, 1997 was $463,568 compared to $171,777 for the same period of 1996, which represents an increase of $291,791 or 170%. The increase was a result of both expanded sales of paint products and coatings produced by the Company's paint manufacturing facility and the sales contribution for one month of the recently acquired Atlas Chemical Company.

Gross profit margins were 39% and 54%, respectively, for the three month period ending August 31, 1997 as compared to the prior period ending August 31, 1996. This decrease is the result of a change in mix of paint and coatings products sold by the Company and the lower margin contribution of Atlas Chemical. It is expected that with the higher levels of materials purchases, economies of scale from the combined business will allow the Company to benefit from higher gross profit margins in the future.

For the three months ended August 31, 1997, total selling, general and administrative expenses(S,G & A) were $497,585, as compared to $278,210 for the same period of the previous year, an increase of $219,375, or 79%. This increase was due to higher expenses incurred by the company in marketing, staffing and other expenses associated with the Company's operations together with the additional costs for SG & A of the Atlas Chemical operation. The Company has taken steps to reduce duplication of personnel and is in the process of consolidating its staffing, marketing, and production for more efficient and effective business operations. With the expanded distribution provided with the Atlas acquisition, the Company should receive substantial benefit from sales of its new coatings products to national customers. These efforts will allow the Company to significantly grow its business over the next twelve months.

The Company continued to experience a loss from operations of $317,301 for the period ending August 31, 1997 as compared to a loss of $184,982 for the same prior year period. The higher consolidated gross profit for this period was more than offset by the higher level of S, G & A expense incurred during this three month period and consequently contributed to the higher operating loss. Management anticipates that increasing levels of sales, including the significant contribution of the Atlas business will result in improvement in future operating performance.

                          THERMACELL TECHNOLOGIES, INC.


Based upon management's current estimates of future taxable income, management has determined that a valuation allowance of fifty percent (50%) is appropriate during the current period ending August 31, 1997 to represent that portion of deferred taxes that may be realized in the future.

The net loss, after income taxes benefit, and net loss per share were $270,874 and $.09 per share respectively, for the three months ended August 31, 1997 as compared to a net loss and net loss per share of $195,017 and $.28 respectively, for the same period in 1996. There was no interest expense in the present period as compared to the prior year's quarter. Although the loss for the period increased, the earnings per share declined due to the greater number of shares outstanding for the period because of the shares issued in the Company's recent successful underwriting.

With the financial resources provided by the underwriting, the Company plans to aggressively market its paint and coatings products, with the added opportunity presented by the Atlas acquisition to sell to numerous new customers. A focus of its strategy will continue to be to expand within the Sunbelt Region of the United States. In addition to the Company's marketing efforts, the Atlas acquisition has more than doubled the Company's production capabilities that could support higher levels of sales of its proprietary products. Management is optimistic about the benefits of its near-term marketing programs.

The Company anticipates that improved raw material purchasing economies, particularly with the purchase of Atlas Chemical, will result in cost savings in raw material purchases within its manufacturing operation. This benefit will only partially benefit Fiscal Year 1997 but its major impact will be felt during the next fiscal year. The Company therefore anticipates improvement in its gross profit margins during the forthcoming year as the Atlas Chemical business sees these improved purchasing economies.

The completion of its Initial Public Offering ("IPO") during March 1997, the second quarter of its fiscal year, has provided the Company with sufficient capital to meet its present working capital needs and provides funds for expansion of its operations for at least the next twelve months.

NINE MONTHS ENDED AUGUST 31, 1997 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1996

Total revenue for the nine months ended August 31, 1997 was $878,511 compared to $430,597 for the same period of 1996, which represents an increase of $447,914, or 104%. The increase was a result of the sales contribution of the Atlas Chemical acquisition completed recently together with the expanded sales of paint products and coatings produced by the Company. These increased sales were a direct result of increased marketing efforts and production capabilities.

                          THERMACELL TECHNOLOGIES, INC.


Gross profit margins were 44% and 42%, respectively, for the present nine month period ending August 31, 1997 as compared to the prior period ending August 31, 1996. This increase was the result of a change in mix of paint and coatings products sold with the higher margined products contributing more significantly during the period.

For the nine months ended August 31, 1997, total selling, general and administrative expenses were $1,114,495, as compared to $754,190 for the same period of the previous year, an increase of approximately $360,305, or 48%. This increase was due to higher expenses incurred by the company in marketing, staffing and other expenses associated with the Company's operations. In addition, severance compensation equivalent to $55,000, a one year salary for a former officer of the Company was expensed during this period. With the recent acquisition of Atlas Chemical Company, it is anticipated that expansion of the Company's business operations will be undertaken. It is further anticipated by management that the Company will significantly expand its business over the next twelve months.

The Company continued to experience a loss from operations of $728,790 for the period nine month ending August 31, 1997 as compared to a loss of $572,279 for the same prior year period. Although the gross profit increase for the current period was $203,794, this higher margin contribution was offset by the higher level of S G & A expense incurred. Management anticipates that increasing levels of sales while maintaining the same SG & A expense level will result in an improvement in its future operating performance.

Based upon management's current estimates of future taxable income, management has determined that a valuation allowance of fifty percent (50%) is appropriate during the current period ending August 31, 1997 to represent that portion of deferred taxes that may be realized in the future.

The net loss, after income taxes benefit, and net loss per share were $746,265 and $.36 per share respectively, for the nine months ended August 31, 1997 as compared to a net loss and net loss per share of $577,425 and $.82 respectively, for the same period in 1996. This current period loss was higher but due to the effect of more common shares outstanding, the loss per share was proportionately reduced. During these two comparable periods, the weighted average shares outstanding increased from 707,515 to 2,063,690. This increase is directly attributed to the Company's successful underwriting that was concluded in March 1997.

                          THERMACELL TECHNOLOGIES, INC.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its operations and product development activities with funds provided by issuing securities and from borrowings. During the nine months ending August 31, 1997, the Company raised approximately $5.3 million through its successful public offering. On March 19, 1997, the Company completed this public offering for 1,375,000 Units, each Unit consisting of one share of Common Stock, $.0001 par value, and one Series A Redeemable Common
Stock Purchase Warrant, at a price of $4.00 per Unit. In addition, the underwriter exercised its over-allotment purchase option and purchased 206,250 additional Units at the initial per Unit public offering price less the underwriting discounts and commission. The Company repaid its indebtedness with the proceeds of this Offering or the conversion of a portion of its outstanding notes into common stock.

Although the Company is not presently profitable, its recent public offering enables it to continue to self fund its business. Once the Company achieves profitability, it will be in a position to fund itself on an operating basis. The successful completion of the Offering in March 1997 has provided the Company with capital to both improve its working capital position and provides adequate capital resources for future operations. The Company has focused its marketing efforts within the Sunbelt Region of the United States to increase consumer awareness and acceptance of both its existing and new products. In addition to this marketing effort, the Company has expanded its manufacturing capabilities through the recent Atlas acquisition that will enable it to substantially increase production of its proprietary products. Management believes the proceeds from the Offering provided sufficient working capital to enable the Company to sustain its operations and finance planned expansion over the next twelve months.

For the nine month period ended August 31, 1997, the Company's net cash used in operating activities was $1,911,759 in the current period compared with $823,929 used in operating activities in the comparable period last year. In this period, cash used in operating activities principally resulted from a greater net loss and the expansion of the Company's business requiring it to support higher levels of accounts receivables, inventory and other assets. The major portion of these assets are attributed to the acquisition of Atlas Chemical Company.

Net cash used in investing activities for the nine month period ended August 31, 1997 was $521,245 compared to $254,241 in the prior year, primarily attributed to higher levels of capital expenditures and carrying of notes receivables and advances.

Net cash from financing activities for the nine month period ended August 31, 1997 was $3,332,671 compared to $1,011,675 in the prior period. The present period included the successful underwriting in which the Company raised approximately $5.3 million and used $2.0 million to repay notes payables. In the year ago period, the Company obtained bridge financing to assist in maintaining operations while it sought to finalize a pending public offering of its securities.

                          THERMACELL TECHNOLOGIES, INC.


As of August 31, 1997, the Company had net working capital of $1,349,348 as compared to a deficit net working capital at year-end November 1996 of $2.4 million. The Company's working capital position improved primarily because of its IPO that increased cash available to the Company and allowed the support of increased levels of accounts receivables and inventory while decreasing current liabilities. The decrease in current liabilities is primarily due to the repayment of bridge loans obtained during the prior year. The Company's ratio of current assets to current liabilities was 2.3 at August 31, 1997.


PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS.
                  ------------------
     On May 2, 1997, the Company was served with a summons regarding a civil action filed in the United States District Court, Eastern District of Michigan by IA, Inc., as plaintiff, that alleges the Company, and its president, John Pidorenko, and Monroe Parker Securities, Inc., the Company's underwriter, breached a marketing agreement executed by Mr. Pidorenko on March 26, 1992 relating to technologies developed by IA, Inc. This agreement contained a confidentiality and non-disclosure clause for technologies purportedly developed by IA, Inc. The Company was not a party to that agreement. The Company believes that it has not infringed on any patents held by IA, Inc., non-withstanding the validity of such patents and/or their claims. The petition requested various court actions including a jury trial, but no specific request for damages. The Company intends to vigorously defend itself in this action. The Company believes it has meritorious defenses in this matter which is in a preliminary stage and which will not be resolved until a considerable period of time has elapsed. The Company has agreed to indemnify the Monroe Parker Securities, Inc., its underwriter, against any claims asserted by this party.

     On September 3, 1997 the Company and Mr. Pidorenko were named as defendants in a lawsuit filed in Sarasota County, Florida by Mr. Kevin Horrell. The complaint alleges, among other matters, that Mr. Horrell is entitled to 33,334 shares of the Company's common stock as part of his past funding arrangements, repayment of attorney fees and costs and enforcement of a settlement agreement. The Company believes it has meritorious defenses to the claims and that the ultimate resolution of this matter will not have a material adverse effect on its financial condition.

Item 5.   OTHER INFORMATION
          -----------------
     On June 10, 1997, Mr. Gerald Couture was appointed Vice President of Finance and Chief Financial Officer of the Company. In addition, on June 10, 1997, Mr. Couture and Mr. Stephen Drescher were appointed to the board of directors of the Company. On August 25, 1997, Mr. Darryl Riley, a member of the Board of Directors of the Company resigned.

     The Board of Directors of the Company authorized on September 29, 1997, the changing of the Company's fiscal year to September 30 rather than a November 30 fiscal year end.This will result in a ten month period for the short year ending September 30, 1997.

Item 6.  EXHIBITS AND REPORTS ON FORM 8K
         -------------------------------
         Form 8K, dated August 1, 1997 is incorporated herein by reference.
         Form 8K/A, Amendment No.1, dated August 14, 1997 is incorporated herein by reference.

                          THERMACELL TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ThermaCell Technologies, Inc.

Dated : 10/14/97                             /s/ Gerald Couture
                                             ----------------------------
                                             Gerald Couture
                                             Vice-President,Finance and CFO