Form 10KSB
period 1997-09-30
THERMACELL TECHNOLOGIES INC
filed 1998-01-14
CIK 1002360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 0-21279


                          THERMACELL TECHNOLOGIES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                     FLORIDA                                59-3223708
                     -------                                ----------
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)

          5419 PROVOST DRIVE, HOLIDAY, FLORIDA                34690
       ------------------------------------------            -------
        (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (813) 938-3269

     Securities registered pursuant to Section 12(b) of the Act: NONE

Check Whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes  [    ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State   issuer's   revenues   for  its  most   recent   reporting   period  (ten
months)........$1,036,376.

Aggregate market value of the voting stock held by non-affiliates of the registrant at January 9, 1998 was $6,933,204. The bid price of the common stock at that date was $2.75.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's stockholders to be held on April 15, 1998 are incorporated by reference into part III of this Form.

                          THERMACELL TECHNOLOGIES, INC.

                               FORM 10-KSB - Index
                  FOR THE TEN MONTHS ENDED SEPTEMBER 30, 1997

        PART I                                                             Page
                                                                           ----
        Item 1.     Business                                                1.

        Item 2.     Properties                                              8.

        Item 3.     Legal Proceedings                                       8.

        Item 4.     Submission of Matters to a Vote of Security Holders     9.

        PART II

        Item 5.     Market of the Registrant's Securities and Related
                     Stockholder Matters                                    9.

        Item 6.     Selected Financial Data                                11.

        Item 7.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   11.

        Item 8.     Consolidated Financial Statements and Supplementary
                     Data                                                  15.

        Item 9.     Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosures                  16.

        PART III

        Item 10.     Directors and Executive Officers of the Registrant    16.

        Item 11.     Executive Compensation                                16.

        Item 12.     Security Ownership of Certain Beneficial Owners
                      and Management                                       16.

        Item 13.     Certain Relationships and Related Transactions        16.

        Item 14.     Exhibits, Consolidated Financial Statements,
                      Schedules and Reports on Form 8-K                    17.

        Signatures                                                         19.

This Form 10-KSB  contains  forward  looking  statements,  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events and the future performance of the Company involve risks and uncertainties which may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. The Company believes that the patents it is seeking on its microshell technologies are unique in manufacture and application. There can be no assurance that such patents will be granted. The patent approval process is both involved and time dependent. There can be no assurance that approval will be granted in a manner that protects the Company's technologies or that others have not claimed aspects of these technologies in patents or pending patents. As to the Company's performance, actual results could differ materially from those projected in the forward looking statements contained herein.


PART I

ITEM 1. BUSINESS.

GENERAL

The Company was incorporated in Florida in August 1993, for the purpose of developing, manufacturing and marketing insulating materials and coatings using partially evacuated glass microspheres (sometimes referred to as "shells"). The process of evacuation removes air and other gases from the sphere and thereby creates a vacuum. A shell is a very small glass sphere (generally the size of a grain of salt) made by crushing glass particles. The insertion of shells into various materials and products ("shell technology") can substantially improve the thermal resistive characteristics of such materials and products resulting in improved insulation ("R") values. The more a shell is evacuated, the higher the thermal resistive characteristics of the product or material to which the shells are added.

Management of the Company believes that there is a broad range of applications for introduction in products of evacuated or partially evacuated shells, the effect of which is improved energy efficiency of such products because of the inherent insulating characteristics provided by the glass spheres. The Company's strategy is to commercially exploit the use of its shell technology to improve the "R" values of a number of products. In fiscal year 1995, the Company completed the development of its first product line that consisted of paints and coatings containing shells in order to reduce heat transmission and improve the insulation values of the products. The products are marketed under the ThermaCool(TM) label.

On November 30, 1995, the Company acquired the assets of C.F. Darling Paint & Chemicals, Inc., a paint manufacturing company, located in New Port Richey, Florida ("Darling Paint") for approximately $250,000 in cash. The Company also assumed the real estate lease for the Darling Paint facility. The Company acquired these assets and assumed this real estate lease so that it would have a facility to produce and develop paints and coatings for its ThermaCool(TM) product line which incorporates its shell technology. Prior to this acquisition, the Company was required to purchase paints and coatings from independent paint and coating manufacturers.

On March 19, 1997, the Company completed a public offering for 1,375,000 Units, with each Unit consisting of one share of Common Stock, $.0001 par value, and one Series A Redeemable Common Stock Purchase Warrant, at a price of $4.00 per Unit. In addition, the underwriter exercised its over-allotment purchase option and purchased 206,250 additional Units at the initial per Unit public offering price, less the underwriting discounts and commissions.

On July 28, 1997, the Company acquired all the outstanding common stock, representing 100% ownership of Atlas Chemical Co., a paint manufacturer and distributor, located in Miami, Florida. The Company acquired this firm so that it would have a larger manufacturing facility to both expand production of paints and coatings and to obtain an established marketing and distribution channel which include major accounts such as Builders Square, Ace Hardware, Lowes, and others. For the fiscal year ending June 30, 1997, Atlas Chemical had annual revenues of $2.4 million and sustained an operating loss of approximately $68,000.

The Company has sustained significant operating losses since its inception. Management's strategy of expanding the ThermaCool(TM) product line, developing a commercially viable manufacturing process for shells, and expansion into new markets for its shell technology may result in the Company incurring additional losses due to the costs associated with these strategies. The Company expects to incur losses until it is able to increase its sales, expand its product line and increase its distribution capabilities to a sufficient revenue level to offset ongoing operating and expansion costs. The Atlas Chemical acquisition should accelerate the Company's plan to achieve profitable operations.

The Company's long-term business strategy is to (i) expand the marketing and distribution of ThermaCool(TM) paints and coatings (ii) develop and manufacture the Company's own shells and (iii) expand the shell technology to other products, such as drywall, gypsum board, home siding materials and space foam insulation. Other markets in which the Company may utilize its technology include refrigeration and cooling systems, automotive and transportation applications and cups and thermoses. There is no assurance that the Company will continue to be successful in penetrating the market for the ThermaCool(TM) product line, developing commercially viable manufacturing techniques, or addressing other markets.

BUSINESS STRATEGY

The Company's business strategy is to become profitable by commercially exploiting its shell technologies along with the manufacture and distribution of conventional paint and coating products. An important element in the Company's present strategy incorporates the recent acquisition of Atlas Chemical Co., a paint manufacturer and distributor that was established in 1919. With Atlas' established distribution channels, the Company anticipates marketing ThermaCool(TM) coatings that complement established paint and coating products. The Company's business strategy is dependent upon the successful implementation of the following:

(i)   EXPAND THE MARKETING AND DISTRIBUTION OF THERMACOOL(TM) PAINTS AND
       COATINGS.

The use of shells in paints and coatings is the Company's initial attempt to commercially apply its shell technology. Although the ultimate objective of the Company is to commercially exploit fully evacuated shells in a variety of products, management believes that the use of partially evacuated shells properly combined with paints and coatings can improve the insulating properties of these products. Management believes that the acquisition of the assets of Darling Paint and the Atlas Chemical Co. acquisition, combined with the implementation of a successful marketing program will enable the Company to generate revenues from the sale of its ThermaCool(TM) paint and coating products.

The initial ThermaCool(TM) product is a roof coating material which incorporates the partially evacuated shells into a roof coating mixture which the Company is able to manufacture through the assets it had acquired from Darling Paint. This product can be used to coat new roofs as well as existing tiles, shingles and flat roofs and can be applied by manufacturers of concrete and ceramic tiles. The Company is also marketing a ThermaCool(TM) exterior wall coating which it believes can also reduce emissivity and thermal conductivity.

Coatings are characterized as protective barriers that can be applied to various surfaces for protection from the elements. Paint is characterized as a product to change the color of a particular surface. By this definition, some paints may be classified as coatings, such as a semi-gloss enamel, while flat wall paint would not. The basic difference between a roof and a wall coating is the viscosity or thickness of the product. A roof, being less vertical than a wall, can accept a thicker coating without the product running or sagging. A thicker coat for a roof is preferable due to its exposure to the elements. The application of shell technology to the Company's products is limited to the ThermaCool(TM) roof and exterior wall coatings where the insulative and energy efficiency characteristics of the product are most beneficial. To date, more than 90% of the Company's sales of ThermaCool(TM) products are for roof application.

The Company has recently entered the auto racing market with several racing related products. The Company has filed for patent protection for those products and plans to vigorously pursue this market. The Company has only recently developed an interior paint using its ThermaCool(TM) process. There is no assurance that the Company will be able to develop products other than roof and exterior wall coatings utilizing its ThermaCool(TM) process.


(ii) DEVELOP AND MANUFACTURE THE COMPANY'S OWN SHELLS.

The Company has applied for a patent involving the production of insulating shells in a manner to enable the evacuation of gases or the addition of low conductive gas into the shells. Such evacuation results in lower gas pressure or gases within the shells that can reduce thermal conductivity, thus providing improved insulating qualities. The manufacturing process involves the formation of water vapor in the shells and then the subsequent evacuation of the shells by heating the shells. This process causes out-permeation of the water vapor. Other patents have been granted relating to various processes to evacuate glass shells.

To the best of management's knowledge, no one has been able to develop a commercially viable process for the production of fully evacuated glass shells, due to, among other factors, manufacturing and technical restraints. Currently, the Company is aware of three large multinational companies that manufacture shells. The essential difference between the manufacturing process for partially evacuated shells as compared to substantially or fully evacuated shells is the technique employed to evacuate gases from the shells which improve its thermal conductivity or insulating value. The Company plans to market non-evacuated shells for several uses and will compete directly with others in this market. The Company will have non-evacuated shells available to sell in the general market because not all shells during the manufacturing process will be evacuated. They will be separated and sold for general use as fillers, but will be produced at a substantially reduced cost.

Management believes that the Company's current facilities and equipment can be used to manufacture partially evacuated shells. The Company has had limited success in manufacturing shells.

(iii) EXPAND THE SHELL TECHNOLOGY TO OTHER PRODUCTS.

Management of the Company believes the potential exists to commercially exploit other markets suitable for the Company's shell technologies. Since 1992, the Company's founders have been investigating the possibility of using evacuated glass shells in a variety of products. Management has identified construction components such as drywall, gypsum board, home siding materials and space foam insulation as potential markets. Other potential markets include refrigeration and cooling systems, automotive and transportation applications, and cups and thermoses. There is no assurance the Company will be successful in penetrating other markets. The Company will only be able to achieve this strategy if it is able to economically manufacture its own highly or partially evacuated shells.

SHELL TECHNOLOGY

The Company has the rights to certain patent applications relating to evacuated shells. The first involves a technique for manufacturing insulating shells in a manner that enables the evacuation of retained gases within the shells. This evacuation results in low gas pressure within the shell that can reduce the thermal conductivity, thus improving insulation qualities. Evacuated shells are capable of forming vacuums which limit heat transfer.

The use of evacuated glass shells as an important component of improved insulation and the use of a reflective layer within or outside of the shells has also been referred to in prior patents. The Company's patent application describes a procedure which uses water vapor and heat, combined with the introduction of certain gases, to cause the evacuation or substantial evacuation of the gases contained in the interior of the shells.

The Company's other patent application uses evacuated shells introduced into a coating. Such coatings may be used for roofs, exterior paints, interior paints and other uses. The addition of evacuated or substantially evacuated shells, into a coating provides the following characteristics: (i) a reduction in radiant heat transfer by use of reflective coatings, (ii) the reduction of heat transfer between shells by restricting the transfer to point contact, and (iii) a reduction in the heat transfer across a shell by the use of a partial or full vacuum.

Although patent counsel to the Company believes that patent protection is available for these inventions, there is no assurance that such patents will be granted. Although management believes that the processes described in the patent applications are based upon sound scientific principles, and the machinery and equipment are available to implement the production techniques necessary to manufacture evacuated shells on a commercial basis, there is no assurance the Company will be able to economically and profitably manufacture evacuated shells or otherwise exploit these inventions. The ThermaCool(TM) product line currently offered by the Company does not rely upon these inventions because ThermaCool(TM) paint and coatings use partially, rather than fully or substantially, evacuated shells.

MANUFACTURING FACILITIES AND TECHNIQUES

Management has used approximately $132 thousand of its successful underwriting to acquire machinery, tooling, furnaces and other items necessary to manufacture evacuated shells at its Holiday, Florida location. Production of quantities of shells sufficient for the Company's immediate needs is anticipated during fiscal year 1998. Management anticipates the Company will continue to lease this facility on a three to five year term and acquire additional equipment necessary to manufacture greater quantities of micro-shells. Internal cost estimates prepared by management indicate that the Company will require at least $1,000,000 to build a shell manufacturing facility sufficient to provide commercial quantities of shells to outside parties as a separate business endeavor.

The basic process for manufacturing glass shells involves heating glass and then partially drying and crushing the glass composition. The glass composition is then size separated for different applications. Glass shells are then formed and blown at high temperatures with the use of heat in a vertical furnace. The completed glass shells are then separated from the shell residue.

Management is aware of three other companies that currently manufacture glass shells. These glass shells are primarily used as filler material for plastics and ceramics. The non-evacuated glass shells are used because they provide an improved "ball bearing" effect for better flow, and as a low cost filler material in compounding. The manufacturing techniques proposed by the Company would be similar to those currently utilized to manufacture shells, except that the Company would also employ procedures which evacuate or substantially evacuate the shells in the final stages of the production process.

The Company currently produces its ThermaCool(TM) product line at its Holiday facility. The Company also continues to produce and sell general paint products which have been expanded with the acquisition of Atlas Chemical Co. With this recent Atlas acquisition, the Company presently has the capability for production of 500,000 gallons per year. The current plant facilities are capable of producing up to $10,000,000 in gross product sales.

COMPETITION

The Company's ThermaCool(TM) products compete in the special purpose coatings market that is an extremely competitive market principally composed of large multinational companies which have significantly greater assets, working capital, and marketing personnel than the Company. Special purpose coatings are similar to architectural coatings such as normal house paints, but differ in that they are formulated for special applications or environmental conditions, such as extreme temperatures, chemicals or corrosive conditions.

Major producers of special purpose coatings include PPG Industries, DuPont, Sherwin-Williams, RPM, Inc., Inmont, Courtaulds, PLC, Glidden, Azkon.V. and Valspar Corp. The U.S. Bureau of Census valued the special purpose coatings market at approximately $3 billion in 1995. The roofing, coating and industrial construction coating market segment represents approximately 15% of the total "special purpose coatings" market, or 28,000,000 gallons valued at approximately $450,000,000.

Management believes that the primary competitive factors in the special coatings product segment are quality, ease of use, service, warranty, availability, and price. The cost per gallon of ThermaCool(TM) is at the high end of the price spectrum for paints and coatings ($17.00 to $25.00 per gallon). Although management believes that the improved insulating characteristics of ThermaCool(TM) add significant value and justify the higher cost, there is no assurance that the Company's products will be accepted because of the higher cost.

The Company's current supply sources of shells could become competitors. The Company expects that if its products become successful, competitors will be more likely to develop and introduce into the market place comparable products and technologies. There is no assurance that the Company will be able to compete in the special purpose coatings or other similar markets.

MARKETING AND DISTRIBUTION

The Company intends to market its ThermaCool(TM) products to roofers, painters, distributors and manufacturers of special purpose coatings. The Company's initial target markets include industrial and residential construction, maintenance, storage tanks and roof coatings. The Company intends to place advertisements in trade journals for the plastics, glass and construction industries. In addition, the Company intends to participate in trade shows and intends to aggressively promote the energy saving characteristics of its ThermaCool(TM) product lines.

Currently, management believes that contractors, who purchase from distributors, will be the primary customers for the Company's products. The Company also intends to solicit established contractor distribution centers as a source of marketing its ThermaCool(TM) products. Management's strategy is to attract individuals that have significant contacts in the special purpose coatings industry. There is no assurance that the Company will be able to attract these individuals or that such individuals will be successful in their marketing efforts. Currently, the Company has a limited sales staff that is concentrating on direct sales of conventional paint products until such time as the Company has adequate production availability for its ThermaCool(TM) products.

The Company currently has retail locations in Miami, Florida and Holiday, Florida that are both adjacent to its manufacturing facilities. It is management's intention to sell the Holiday retail facility and concentrate on the manufacture and distribution of its ThermaCool(TM) and conventional paint products. The Miami retail location will be retained for customer convenience. In addition, the Company plans to market directly to specialty industries such as the RV motor home industry and manufactured housing industry. The Company will also target chains such as Home Depot and Builder's Square as point of sale distribution outlets for its products. The Company believes that viable business opportunities for franchising and distribution relationships with existing painting and coating contractors are additional marketing and distribution strategies that can expand the sale of the Company's products. The Company also believes that its products may be distributed through private label arrangements with other distributors. There is no assurance that any of these marketing or distribution strategies will be successful.

NEW PRODUCT APPLICATIONS AND DEVELOPMENT

The Company has utilized funding from its IPO to initiate a pilot plant production facility at its Holiday, Florida location. This effort focuses on the initial stages of production of evacuated shells that will prove adequate for near term demand of its ThermaCool(TM) products. Concentration of its efforts will focus on applications utilizing shell technologies for paints and coatings. Management has identified construction components such as drywall, gypsum board, home siding materials and space foam insulation as future potential markets. Other potential markets include refrigeration and cooling systems, automotive and transportation applications, and cups and thermoses. Research and development will eventually focus on the techniques and procedures necessary to combine evacuated shells into materials which can benefit from improved insulation ("R") values. There is no assurance that the Company will be successful in developing any new applications for evacuated shells.

PRODUCT LIABILITY INSURANCE AND WARRANTIES

The Company currently has product liability insurance in force with limits of $1,000,000 per occurrence and a $2,000,000 aggregate limit. There is no assurance that these limits will be adequate to protect the Company.

The Company supplies the following warranties for its Scientific Coatings products: (1) All ThermaCool(TM) products have eight year warranties; (2) #44000 Acrylic House Paint has a nine year warranty; (3) #4000 Acrylic House Paint has a seven year warranty; (4) #2400 Acrylic Latex House Paint has a five year warranty; (5) #2200 100% Vinyl Acrylic House Paint has a five year warranty. All remedies as to warranty failures require only replacement for these products.

The Company supplies its Atlas Chemical products with warranties for varying periods of five to twenty years. Such warranties provide for replacement of defective product with new product of equivalent price. The Company makes no other warranties as to its products.

EMPLOYEES

As of September 30, 1997, the Company had 26 employees, of whom five are salaried and the balance are paid hourly. Of these employees, seven are located at the Holiday facility and the balance are at Atlas Chemical in Miami, Florida. The Company considers its relations with its employees to be excellent.

ITEM 2. PROPERTIES.

The Company currently leases and occupies 5,000 sq. ft. of space in Holiday, Florida where it maintains its corporate offices and where the Scientific Coating products are manufactured and distributed. This lease expires in 1998. Current lease payments are approximately $3,100 per month. The facility consists of approximately 2,000 square feet of office and retail space with the balance being used for warehousing and manufacturing. In January 1997, the Company vacated its 2,500 square foot executive office in the Interstate Business Park at 8306 Laurel Fair Circle, Suite 240, Tampa, Florida. In addition, the Company closed its Sarasota, Florida retail location located at 4215 South Tamiami Trail, Sarasota, Florida during January 1997. The Company negotiated termination provisions with the landlords of these facilities.

The Company currently leases and occupies 21,000 sq. ft. of space at 4801 N.W. 77th Avenue in Miami, Florida. A five year lease commenced on August 1, 1997. Current lease payments are approximately $6,650 per month. This facility, which houses the Company's Atlas Chemical operations, consists of approximately 5,000 sq. ft. of office and retail space with the balance used for manufacturing, warehousing and distribution.

ITEM 3.  LEGAL PROCEEDINGS.

On February 6, 1997, the Company received a letter from the counsel to the Williams family which owns in the aggregate 21,923 shares of the Company's common stock which was acquired for an aggregate purchase price of $31,950. The Williams family claims Mr. Pidorenko fraudulently induced their investment and that the Company is obligated for personal disputes between Mr. Pidorenko and this family which primarily concern a disagreement over a purchase of a personal residence.

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

On May 2, 1997, the Company was served with a summons regarding a civil action filed in the United States District Court, Eastern District of Michigan by IA, Inc., as plaintiff. The summons alleges the Company, and its president, John Pidorenko, and Monroe Parker Securities, Inc., the Company's underwriter, breached a marketing agreement executed by Mr. Pidorenko on March 26, 1992. This marketing agreement related to technologies developed by IA, Inc. This agreement contained a confidentiality and non-disclosure clause for technologies purportedly developed by IA, Inc.

The Company was not a party to that agreement. The Company believes that it has not infringed on any patents held by IA, Inc., not-withstanding the validity of such patents and/or their claims. The petition requested various court actions including a jury trial, but no specific request for damages. The Company intends to vigorously defend itself in this action. The Company believes it has meritorious defenses in this matter which is in a preliminary stage and which will not be resolved for some time. The Company has agreed to indemnify Monroe

Parker Securities, Inc., its underwriter, against any claims asserted by this party.

To the knowledge of the officers and directors of the Company, other than as disclosed above and in the notes to the consolidated financial statements, there are no material legal proceedings now pending or threatened against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II


ITEM 5. MARKET VALUE

Before the Company's public offering, which closed on March 19, 1997, there was no market for the Company's Common Stock, Units, or Warrants. Consequently, the offering prices of the Units and Warrant Exercise Price were determined arbitrarily by negotiation between the Company and the Underwriter. Among the factors considered in such negotiations were estimates of the business potential of the Company, the present state of its development of new products, its financial condition, an assessment of its management and the general condition of the securities markets at the time of this offering.

On March 19, 1997, 1,581,250 Units of the Company's securities (each Unit consisting of one share of Common Stock and one Redeemable Warrant) were issued to investors at $4.00 per Unit. Trading of such Units commenced thereafter. On March 19, 1997, the Underwriter commenced trading of the Common Stock and Warrants separately.

The proceeds of the offering that was completed on March 19, 1997 and the related costs of its undertaking are summarized as follows:



     Gross Proceeds                          $6,325,000
     Less: Underwriter commissions              632,500
           Underwriter expenses                 259,308
           Company's expenses for offering      689,259
     Net Proceeds to Company                 $4,743,933
     Use of Proceeds:
           Repayment of indebtedness         $1,708,805
           Purchase of fixed assets             132,321
           Interest expense and accruals        383,906
           Acquisition of Atlas Chemical Co.  1,059,325
           Working capital                    1,459,576
                                              ---------
     Total                                   $4,743,933

The Company's Units, Common Stock, Warrants are listed and traded on NASDAQ under the symbols, VCLLU, VCLL and VCLLW, respectively. The following table sets forth, for the periods indicated, the range of high bid and low bid closing quotations for the securities indicated as reported by NASDAQ. These quotations are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not represent actual trades.



                                                  Common         Redeemable
                                   Units          Stock           Warrants
-------------------------------------------------------------------------------
                                Closing Bid     Closing Bid      Closing Bid
     1997 Fiscal Year           High     Low    High    Low      High    Low
-------------------------------------------------------------------------------

     Second quarter            5 3/4       5   3 5/16   3 1/4    1 1/8  1 1/8

     Third quarter                --      --   3 1/16 2 15/16      5/8    5/8

     Year End, Sept. 30, 1997     --      --    4 3/8       4    13/16  13/16

     (1) Prior to March 1997, there was no active trading in the Company's securities.

As of September 30, 1997, there were approximately 123 holders of record for common stock and 3 holders of record of the warrants. However, the Company's underwriter has advised the Company that more than 300 of its customers beneficially own the Company's Common Stock as of December 1, 1997.

UNDERWRITER'S SECURITIES

In connection with the public offering, the Company sold to the Underwriter Options to purchase 137,500 Units of the Company's securities, identical to the Units publicly sold, at an exercise price of 165% of the public offering price. The Underwriters' Units are exercisable at a price per Unit of $6.00 subject to certain adjustments, until they expire on March 12, 2001.

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

TRANSFER AGENT AND WARRANT AGENT

Continental Stock Transfer & Trust Company of New York, New York acts as the Company's Transfer Agent and Warrant Agent.

ITEM 6. SELECTED FINANCIAL DATA.

The following presents selected financial information of the Company as of and for the periods ended September 30, 1997, November 30, 1996, and November 30, 1995. The Company changed its fiscal year to end September 30, 1997 for the present year, which is a ten month period. The information set forth below is qualified by, and should be read in conjunction with, the consolidated financial statements and related notes thereto in their entirety

                                             PERIODS ENDED

                              1997                1996                1995
                            Sept. 30             Nov. 30             Nov. 30
                         ------------------------------------------------------

INCOME STATEMENT DATA

Total revenue            $  1,036,376       $    615,845          $     43,691

Net loss                 $ (1,037,730)      $ (1,033,553)         $   (314,857)

Net loss per share       $      (0.47)      $      (1.34)         $     ($0.53)

Shares used in per
 share computation          2,217,106            771,154               626,191


BALANCE SHEET DATA, as of September 30, 1997 and November 30, 1996

 Total assets            $  3,542,675       $   1,537,273         $    734,733
 Working capital         $    334,911       $  (2,444,417)        $   (874,313)
 Long-term debt          $     63,089       $          --         $         --
 Stockholders' equity    $  2,428,090       $  (1,363,939)        $   (330,395)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company was a developmental stage enterprise during its initial three years of operation. During this period, management devoted the majority of its efforts to research and development, financing, purchasing and activities related to starting up production and marketing. These activities were funded by investments from stockholders and borrowings from unrelated third parties.

The Company has not, prior to its IPO, been in a position to generate sufficient revenues during its limited operating history to fund its ongoing operating expenses or its product development activities. As a result of its

IPO, the Company repaid all its outstanding indebtedness. In fiscal year 1994, the Company completed the development of its first product line. The Company has sustained significant operating losses since its inception resulting in an accumulated deficit of approximately $2,586,600 at September 30, 1997.

Management's previous strategies of expanding the ThermaCool(TM) product line, developing a commercially viable manufacturing process for shells, and expansion into new markets for its shell technology would have resulted in substantial additional losses due to the costs associated with these strategies. Since the Company's acquisition of Atlas Chemical in July of 1997, the Company has taken a more long-term approach to the development of its shell technologies. This present strategy anticipates a more systematic introduction of new coating products utilizing its technologies as a supplement to the conventional paint and coating products offered by Atlas Chemical to its distribution channel. Management believes this more prudent approach to development will further enhance the Company's long-term business prospects.

Although the Company has not yet generated sufficient revenues from its operations to be profitable, management anticipates that its systematic approach of introducing its ThermaCool(TM) product line, coupled with the revenue base and established marketing and distribution channels of Atlas Chemical, will yield profitable results in fiscal year 1998.

The Company will  continue to incur  losses until it is able to increase  sales,
expand  its  product   lines,   and  increase  its   distribution   capabilities
sufficiently to offset ongoing operating and expansion costs.

RESULTS OF OPERATIONS
FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

Revenues

Total revenue for the ten month period ended September 30, 1997, was $1,036,376 compared to $615,845 for the twelve month period ending November 30, 1996, which represents an increase of $420,531, or 68%. The increase was primarily the result of the sales contribution of its wholly owned subsidiary which was acquired on July 28, 1997 and provided approximately two months of operating activity for this fiscal year.

Cost of Sales

Cost of sales for the fiscal year ended September 30, 1997, increased 71% to $675,085 from $394,867 in the fiscal 1996 ending November 30, 1996. Cost of sales as a percentage of sales increased from 64.1% to 65.1 % from 1996 to 1997. This increase is attributed to higher costs associated with the Atlas Chemical business that was acquired during July 1997. Recently, Atlas has experienced lower gross profit margins on its product lines, in part, because few new products were introduced to its customers over the last several years. Management intends to introduce its ThermaCool(TM) products to the established customer base of Atlas, stimulating new sales and thereby improving the gross profit margin for this division of the Company.

Selling, General and Administrative Expenses

For the period ended September 30, 1997, total selling, general and administrative expenses were $1,500,517 as compared to $1,280,339, for the fiscal year ended November 30, 1996, a 17% increase. This increase is attributed to the additional expense of the Atlas Chemical operation for the ownership period since the Company's acquisition of that business. Management anticipates that it will reduce overhead expenses as it reduces duplicate costs incurred at its Holiday and Miami locations.

In an effort to streamline operations and cut costs, management closed the Sarasota location in January 1997. The effect of this closure has resulted in a reduction of $10,000 per month in the Company's operating costs. In addition to this retail store closure, the Company also closed its executive offices in Tampa, Florida and relocated all operations to its manufacturing facility in Holiday, Florida. As part of this restructuring, management incurred expenses relating to severance agreements with employees, lease termination payments, and additional expenses for the relocations which were substantially complete by January 31, 1997.

Interest Expense

Interest expense decreased 20%, or $41,517 to $165,630 for the fiscal period ending September 30, 1997 from $207,147 in the previous fiscal year ending November 30, 1996. Although the recent fiscal year was a ten month period, the primary reduction in interest charges is attributed to the payoff of all the Company's indebtedness following the public offering that was completed on March 19, 1997. The Company reduced its debt from approximately $1.9 million at November 30, 1996 to approximately $98,500 at September 30, 1997.

Net Loss

The net loss and the net loss per share were $1,037,730 and $0.47 per share respectively, for the period ended September 30, 1997, as compared to a net loss and net loss per share of $1,033,553 and $1.34 per share respectively, for fiscal year 1996. The loss was a slight increase of $4,177 over the previous fiscal year, but the loss per share was 65% less due to the greater number of shares outstanding as a result of the Company's successful IPO during the fiscal period. The fiscal period ending September 30, 1997 was a ten month period. On a weighted average basis, there were 2,217,106 shares outstanding for fiscal period ending September 30, 1997 as compared to 771,154 shares outstanding for fiscal year ending November 30, 1996, a 188% increase.

Acquisition of Atlas Chemical Co.

On July 29, 1997, the Company acquired Atlas Chemical Co., of Miami, Florida, through a purchase of all of its common stock. Atlas is a manufacturer and distributor of paint and coating products that was established in 1919. The Company anticipates that expansion of its new product sales will benefit from the established marketing and distribution channels that Atlas has in place. For its fiscal year ending June 30, 1997, Atlas Chemical had revenues of $2.4 million and experienced a net loss of $68,007.


FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

Revenues

Total revenue for the year ended November 30, 1996, was $615,845 compared to $43,691 for the same period of 1995, which represented an increase of $583,154. The increase was a result of expanded sales of paint products and coatings produced by the Company's paint manufacturing facility acquired in the 1995 fiscal year. The increased sales were a direct result of increased marketing efforts and production capabilities.

Selling, General and Administrative Expenses

For the year ended November 30, 1996, total selling, general and administrative expenses were $1,280,339, as compared to $376,919 for the same period of the previous year, an increase of $903,420. The increase was due to expenses incurred with the initial production of the Company's proprietary products in its newly acquired manufacturing facility, expenses incurred in relation to the refinement of the formulations of the paint and paint coatings being manufactured, as well as costs associated with increased marketing efforts, staffing and other expenses associated with the Company's expanded operations.

In June 1996, the Company opened a new retail location in Sarasota, Florida based upon the prospects of completing a public offering in the near term. Due to the failure of the prior offering, the Company experienced negative cash flow. In an effort to streamline operations and cut costs, management closed the Sarasota location in February 1997. The effect of this closure is an anticipated reduction of $10,000 per month in the Company's operating costs. In addition to the above retail store closure, the Company also closed its executive offices in Tampa, Florida and relocated all operations to the manufacturing facility in Holiday, Florida.

Net Loss

The net loss and the net loss per share were $1,033,553 and $1.34, respectively, for the year ended November 30, 1996, as compared to a net loss and net loss per share of $314,857 and $.50, respectively, for the same period of 1995. The increase in loss is, in part, attributed to a Company instituted marketing campaign for the Sunbelt region of the United States.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its capital requirements and its business operations, including product development activities with funds provided by the sale of its securities and from borrowings. On March 19, 1997, the Company closed a public offering of 1,375,000 Units, each Unit consisting of one share of Common Stock, $.0001 par value, and one Series A Redeemable Common Stock Purchase Warrant at a price of $4.00 per Unit. With the successful public offering completed in March 1997, the Company was able to repay substantially all of its indebtedness and utilize the remainder of this funding for the acquisition of Atlas Chemical Co. of Miami, Florida, the initiation of its self manufacture of micro-shells for its internal needs, and for working capital purposes.


During the fiscal period ending September 30, 1997, certain holders of bridge loan financing exchanged the Company's convertible debt obligations, including accrued interest, in the amount of approximately $640,000, into its common stock. The Company satisfied substantially all of the balance of its bridge loan obligations through repayment from the proceeds of the public offering and the undertaking of the Company's chief executive officer to personally assume certain obligations. As was anticipated with this undertaking of the Company's chief executive officer, the Company advanced funds in the net amount of approximately $450,000 to this officer to immediately repay these obligations pending the sale of securities owned by this officer subsequent to the public offering. The Company obtained a security interest in this common stock pending such sale. The sale of these securities has not taken place and the funds advanced for repayment of this debt remains a note receivable to the Company.

     The Company continues to experience operating losses, although the public offering has resulted in improvements in the Company's net working capital and stockholders' equity that now are $334,911 and $2,428,090 for the fiscal year ending September 30, 1997 as compared to deficits of $2,444,417 and $1,363,939 at November 30, 1996, respectively. The Company has historically not generated sufficient revenues from operations to self-fund its capital requirements. The Company alleviated its working capital deficit and obtained much needed capital from its public offering. With its present business strategy, management believes it is focusing on the key elements necessary to the Company to be both profitable and successful over the long-term. Management has adopted this present strategy and is focused on its successful implementation. Management will arrange for the financial resources, if necessary, to properly execute its plan.

In the opinion of management, the Company has sufficient working capital to meet its planned needs for the next twelve months. However, the Company will require additional capital and substantial revenues from the sale of ThermaCool(TM) products in order to fund a substantial growth in operations over the next twenty-four months. Management believes it will be successful in obtaining future financing.

On January 5, 1998, NASD Regulation, Inc. announced that a complaint was issued on December 23, 1997 charging Monroe Parker Securities, Inc. and certain of its officers with price manipulation and excessive markups in the trading of Seven Madden, Ltd. and fraud in the sales of securities of United Leisure. Neither firm is affiliated with the Company. The complaint asks for restitution to defrauded investors and potential sanctions that may include a fine, suspension, individual bar, or firm expulsion from the NASD. Management believes there will be no adverse effect for the Company relating to these allegations against Monroe Parker Securities, Inc.

Monroe Parker Securities, Inc. was the Company's investment banker and underwriter for the public offering that was concluded on March 19, 1997. The underwriter was granted an appointee to the board of directors as a condition for this undertaking. During December, Monroe Parker ceased substantive market making activities in the Company's common stock. Consequently, the price of the stock declined from about $4 to a low of $.50. On January 9, 1998, the price of the common stock closed at $2.75. On December 19, 1997, Stephen Drescher, who was the Monroe Parker designee to the Company's board of directors, resigned effective that date.


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


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 appears at page F-1, which appears after this page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on April 15, 1998.



ITEM 11: EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on April 15, 1998.



ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on April 15, 1998.



ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on April 15, 1998.

ITEM 14: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

          (1)(2) CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

          A list of the Consolidated Financial Statements filed as part of this Report is set forth in Item 8 and appears at Page F-1 of this Report; which list is incorporated herein by reference. The Financial Statement Schedules and the Report of Independent Auditors as to Schedules follow the Exhibits.

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

    10.0 Employment Agreement (4/4/96) John Pidorenko*

      10.0(a) Employment Agreement (4/4/96) John Trusty*

      10.0(b) Form of Convertible Note*

      10.0(c) Trademark Registration for ThermaCool(TM) *

      10.0(d) Published International Patent Application*

      10.0(e) Stock Option Plan*

      10.0(f) Asset Purchase Agreement for Darling Paint and Coatings effective November, 1995*

      10.0(g) Lease for Executive Offices*

      10.0(h) Lease for Darling Paint*

      10.0(i) Lease for Sarasota Store*

      10.0(j) Form of Promissory Note (3/6/96)*

      10.0(k) Stock Purchase Agreement between the Stockholders of Atlas
              Chemical Co. and the Issuer effective August 1, 1997**


     23.1 Consent of Cherry, Bekaert & Holland, C.P.A.'s, Clearwater, Florida

            --------------------------
     * Previously filed under cover of Form SB-2 (SEC File No. 333-22001). **See Form 8-K filed August 7, 1997 via EDGAR.

(b)   Reports on Form 8-K

     (i) Form 8-K filed August 7, 1997 containing the Stock Purchase Agreement between the Issuer and the stockholders of Atlas Chemical Co.

     (ii) Form 8-K/A filed October 15, 1997 containing the audited financial statements of Atlas Chemical Co. and related pro-forma financial information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Date:   January 13, 1998                     By: /s/ John Pidorenko
                                                       _____________________
                                                          John Pidorenko

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   SIGNATURE                              TITLE                     DATE
   ---------                              -----                     ----
/s/ John Pidorenko            President and Chief Executive
_______________________       Officer (Principal Executive     January 13, 1998
 John Pidorenko               Officer) and Chairman of
                              the Board


/s/ Gerald Couture            Vice President and Chief
_______________________       Financial Officer (Principal     January 13, 1998
 Gerald Couture               Financial Officer) and Principal
                              Accounting Officer
/s/ Kendall B. Stiles
_______________________       Director                         January 13, 1998
Kendall B. Stiles M.D.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1997 AND NOVEMBER 30, 1996

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY





                                    CONTENTS

                                                                      Page
                                                                      ----

          Report of Independent Certified Public Accountants           F-1

          Consolidated Balance Sheets                               F-2 & F-3

          Consolidated Statements of Operations                        F-4

          Consolidated Statements of Changes in Stockholders' Equity   F-5

          Consolidated Statements of Cash Flows                        F-6

          Notes to Consolidated Financial Statements                F-7 TO F-15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
ThermaCell Technologies, Inc.
Holiday, Florida


We have audited the accompanying consolidated balance sheets of ThermaCell Technologies, Inc. and Subsidiary as of September 30, 1997 and November 30, 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ThermaCell Technologies, Inc. and Subsidiary as of September 30, 1997 and November 30, 1996 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

Clearwater, Florida                        /s/ Cherry, Bekaert & Holland, L.L.P.
December 19, 1997
except for Note 19 as to which
the date is January 5, 1998

                                    THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                            Consolidated Balance Sheets

                                                       Assets


                                                                                September 30,            November 30,
                                                                                    1997                     1996
                                                                              ------------------       ------------------
                                                                              ------------------       ------------------

Current assets
   Cash                                                                     $           580,522      $             3,512
   Notes receivable                                                                           -                  213,750
   Accounts receivable
     Trade, net of allowance for uncollectible accounts
       of $90,147 for 1997 and $21,000 for 1996                                         384,351                   64,006
     Officers                                                                                 -                    4,637
     Other                                                                                1,676                    6,000
                                                                              ------------------       ------------------
                                                                              ------------------       ------------------
                                                                                        386,027                   74,643
                                                                              ------------------       ------------------
                                                                              ------------------       ------------------

   Inventories                                                                          410,972                  150,872
   Prepaid expenses and other                                                             8,886                   14,018
                                                                              ------------------       ------------------
                                                                              ------------------       ------------------

          Total current assets                                                        1,386,407                  456,795
                                                                              ------------------       ------------------
                                                                              ------------------       ------------------

Property and equipment                                                                  697,671                  322,979
   Less accumulated depreciation                                                         86,773                   41,060
                                                                              ------------------       ------------------
                                                                              ------------------       ------------------
                                                                                        610,898                  281,919
                                                                              ------------------       ------------------
                                                                              ------------------       ------------------

Other assets
   Restricted cash                                                                            -                   15,000
   Deposits                                                                              14,795
   Deferred offering costs                                                                    -                  297,648
   Deferred income tax benefit, net                                                     631,372                  337,350
   Goodwill, net                                                                        819,199                   75,433
   Other intangibles, net                                                                80,004                   73,128
                                                                              ------------------       ------------------
                                                                              ------------------       ------------------
                                                                                      1,545,370                  798,559
                                                                              ------------------       ------------------
                                                                              ------------------       ------------------




          Total assets                                                      $         3,542,675      $         1,537,273

                                                                              ==================       ==================
                                                                              ==================       ==================

See notes to consolidated financial statements.

                                    THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                            Consolidated Balance Sheets

                                        Liabilities and Stockholders' Equity

                                                                                September 30,            November 30,
                                                                                    1997                     1996
                                                                              ------------------       ------------------
                                                                              ------------------       ------------------

Current liabilities
   Accounts payable                                                         $           551,572      $           444,537
   Accrued expenses                                                                     277,192                  175,696
   Accrued payroll and payroll taxes                                                    187,321                  223,156
   Current maturities of long-term debt
     Notes payable                                                                       18,434                        -
     Capital lease obligations                                                           16,977                        -
   Bridge financing                                                                           -                1,898,500
   Stockholders                                                                               -                  135,000
   Other                                                                                      -                   24,323
                                                                              ------------------       ------------------
                                                                              ------------------       ------------------

          Total current liabilities                                                   1,051,496                2,901,212

Long-term debt, net of current maturities
   Notes payable                                                                         41,856                        -
   Capital lease obligations                                                             21,233                        -
                                                                              ------------------       ------------------
                                                                              ------------------       ------------------
          Total long-term debt, net of current maturities                                63,089                        -
                                                                              ------------------       ------------------
                                                                              ------------------       ------------------

          Total liabilities                                                           1,114,585                2,901,212
                                                                              ------------------       ------------------
                                                                              ------------------       ------------------

Stockholders' equity
   Preferred stock, par value $.0001
     5,000,000 shares, authorized, issued
     and outstanding                                                                        500                      500

   Common stock, par value $.0001
     Authorized 20,000,000 shares,
     outstanding 3,021,139 and 869,899 shares,
     1997 and 1996, respectively                                                            301                       87

   Additional paid-in capital                                                         5,564,319                  184,314
   Deduct notes receivable associated with stockholder loan                            (550,460)                       -
   Accumulated deficit                                                               (2,586,570)              (1,548,840)


                                                                              ------------------       ------------------
                                                                              ------------------       ------------------

          Total stockholders' equity                                                  2,428,090               (1,363,939)
                                                                              ------------------       ------------------
                                                                              ------------------       ------------------


          Total liabilities and stockholders' equity                        $         3,542,675      $         1,537,273
                                                                              ==================       ==================
                                                                              ==================       ==================

See notes to consolidated financial statements.

                       THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                          Consolidated Statements of Operations


                                                            For the periods ended
                                                   ----------------------------------------
                                                    September 30,            November 30,
                                                        1997                     1996
                                                   ----------------          --------------

Revenue
      Sales                                      $       1,036,376         $       615,845

Less cost of sales                                         675,085                 394,867
                                                   ----------------          --------------

      Gross profit                                         361,291                 220,978

Selling, general and administrative
      expenses                                           1,500,517               1,280,339
                                                   ----------------          --------------

                    Loss from operations                (1,139,226)             (1,059,361)
                                                   ----------------          --------------

Other income (expense)
      Commissions                                          (35,000)                      -
      Interest income                                       50,764                  24,763
      Interest expense                                    (165,630)               (207,147)
      Other                                                 (7,412)                 (3,500)
                                                   ----------------          --------------

                    Total other income (expense)          (157,278)               (185,884)
                                                   ----------------          --------------

                    Loss before income taxes            (1,296,504)             (1,245,245)

Income taxes
      Deferred income tax benefit                          258,774                 211,692
                                                   ----------------          --------------

                    Net loss                     $      (1,037,730)        $    (1,033,553)
                                                   ================          ==============

Loss per common share                            $           (0.47)        $         (1.34)
                                                   ================          ==============

Weighted average number of
      common shares outstanding                          2,217,106                 771,154
                                                   ================          ==============


See notes to consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity



                                            Common Stock              Preferred Stock          Additional
                                        ---------------------   -----------------------
                                        ---------------------   -----------------------
                                         Number of               Number of                  Paid-in     Accumulated
                                           Shares    Amount       Shares      Amount        Capital     Deficit           Total
                                        ------------ --------   ---------- ------------   ------------  -----------   -------------
                                        ------------ --------   ---------- ------------   ------------  -----------   -------------
Balance November 30, 1995                   667,472  $    66     5,000,000  $    500       $ 184,327    $ (515,287)   $  (330,394)
Issuance of common stock as incentive to
  employees                                  19,000        2             -           -             (2)           -               -
Issuance of stock as a perquisite for
  providing financing/capital               153,227       16             -           -             (7)           -               9
Issuance of stock to a promoter as a
  perquisite                                 20,000        2             -           -             (2)           -               -
Issuance of stock as a credit for
 services                                    10,200        1             -           -             (1)           -               -
Net loss for year ended
 November 30, 1996                                -        -             -           -              -    (1,033,553)    (1,033,553)
                                                 --       --            --          --             --    -----------    -----------
Balance November 30, 1996                   869,899   $   87     5,000,000  $    500       $  184,315   $(1,548,840)   $(1,363,938)

Issuance of stock for public offering     1,581,250      158             -                  5,433,033            -       5,433,191
Expenses associated with public offering          -        -             -                   (689,259)           -        (689,259)
Issuance of stock for bridge loan
 conversion                                 569,990       56             -           -        636,230            -         636,286
Note receivable associated with
 stockholder loan                                 -        -             -           -       (550,460)           -        (550,460)
Net loss for period ended
 September 30, 1997                               -        -             -           -              -    (1,037,730)    (1,037,730)
                                                 --       --            --          --             --    -----------    -----------
Balance September 30, 1997                3,021,139   $  301     5,000,000       500       $5,013,859   $(2,586,570)   $ 2,428,090
                                        ============  =======   =========== ===========   ============  ==============  ===========
                                        ============  =======   =========== ===========   ============  ==============  ===========




See notes to consolidated financial statements

                                    THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                        Consolidated Statements of Cash Flows



                                                                                       For the periods ended
                                                                              ----------------------------------------
                                                                               September 30,            November 30,
                                                                                   1997                     1996
                                                                              ----------------         ---------------
Cash flows from operating activities
   Reconciliation of net loss to net cash
     used in operating activities
       Net loss                                                             $      (1,037,730)       $     (1,033,553)
       Adjustments to reconcile net loss to net
         cash used in operating activities
           Depreciation                                                                51,320                  30,049
           Amortization                                                                19,717                 171,930
           Loss on sale of capital asset                                                    -                   3,500
           Deferred income tax benefit                                               (258,774)               (211,692)
           Changes in assets and liabilities, net of effects of acquisition
          (Increase) decrease in accounts and notes receivable                        196,272                (166,910)
          Increase in inventories                                                     (23,684)                (79,856)
          (Increase) decrease in prepaid and other assets                              14,314                 (13,724)
          Increase (decrease) in accounts payable                                    (100,978)                428,356
          Increase (decrease) in accrued expenses                                     (36,895)                293,412
                                                                              ----------------         ---------------
               Net cash used in operating activities                               (1,176,438)               (578,488)
                                                                              ----------------         ---------------

Cash flows from investing activities
   Capital expenditures                                                              (323,234)               (213,606)
   Proceeds from sale of capital asset                                                      -                   1,500
   Acquisition of subsidiary, net of cash acquired                                   (992,421)                      -
   Cost associated with acquisition                                                   (59,325)                      -
   Expenditures for patent, net                                                       (23,143)                      -
                                                                              ----------------         ---------------
               Net cash used in investing activities                               (1,398,123)               (212,106)
                                                                              ----------------         ---------------

Cash flows from financing activities
   Proceeds from issuance of common stock                                           5,433,191                      68
   Proceeds from issuance of notes payable                                            174,692               1,192,822
   Principal payments on notes payable                                             (1,529,241)                (10,202)
   Principal payments on stockholder loans                                                  -                 (68,304)
   Principal advances on stockholder loan                                            (550,460)                      -
   Costs associated with obtaining financing                                         (391,611)               (396,051)
                                                                              ----------------         ---------------
               Net cash provided by financing activities                            3,136,571                 718,333
                                                                              ----------------         ---------------
                                                                              ----------------         ---------------

               Net increase (decrease) in cash                                        562,010                 (72,261)

Cash beginning                                                                         18,512                  90,773
                                                                              ----------------         ---------------

Cash ending                                                                 $         580,522        $         18,512
                                                                              ================         ===============




See notes to consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

Thermacell Technologies, Inc. (the "Company") is a Florida corporation, incorporated August 12, 1993. The Company is an operating company that has a wholly owned subsidiary, Atlas Chemical Co., ("Atlas"), that was acquired in July 1997. The Company manufactures and distributes paint and coatings that encompass innovative microsphere technologies. The Company, having completed two acquisitions, also produces conventional paints and coatings at its two manufacturing facilities. Prior to 1995, the Company was in the developmental stage. During fiscal year end 1996, significant manufacturing and sales efforts began ushering the company out of the development stage. Operations previous to that year were devoted primarily to developing products, raising capital, obtaining financing, acquiring manufacturing and sales facilities, marketing, and administrative functions.

On July 28, 1997, the Company acquired all the outstanding common stock, representing 100% ownership of Atlas, a paint manufacturer and distributor, located in Miami, Florida. The Company acquired this firm so that it would have a larger manufacturing facility to both expand production of coatings and to obtain an established marketing distribution channel which included major accounts such as Builders Square, Ace Hardware, and Lowes, among others.

INVENTORIES

Inventories are valued using the average cost method. All inventories are stated at the lower of cost or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of assets.

INTANGIBLE ASSETS

Intangible assets subject to amortization include organization costs, agreement not to compete, trademark, goodwill and patents. Organizational costs and agreement not to compete are being amortized on a straight-line basis over five years and three years, respectively. Trademark and goodwill are being amortized on a straight-line basis over ten and fifteen years, respectively. Amounts attributable to patents are being amortized over the useful life of the patent (but not more than 20 years) beginning the month the patent becomes effective.

PRINCIPLE OF CONSOLIDATION

The accompanying financial statements include the accounts of Thermacell Technologies, Inc. and its subsidiary Atlas, after elimination of material inter-company accounts and transactions.

ACQUISITION OF ATLAS CHEMICAL CO.

In July 1997, the Company, through its wholly owned subsidiary Atlas Acquisition, Inc., purchased all the outstanding common stock of Atlas of Miami, Florida for total consideration of $1,000,000. Subsequently, Atlas Acquisition Inc. and Atlas were merged. The acquisition of these shares was accounted for under the purchase method of accounting with the excess of the purchase price over the fair market value of the assets acquired (approximately $760,000) allocated to goodwill. The Company obtained the funds for this purchase from the underwriting completed in March 1997.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's cash, trade accounts receivable and payable approximated their carrying value at year end. It is not practicable to estimate the fair value of other financial instruments held or owned by the Company, including, but not limited to, other receivables and payables due to the lack of readily available information regarding the marketability of such instruments and the effect of credit risk on the measurement of fair value for such instruments.

LOSS PER COMMON SHARE

Primary loss per common share equals net loss divided by the weighted average number of common shares outstanding. The convertible securities are not included in the fully diluted earnings per share calculation for September 30, 1997 and November 30, 1996 because they are anti-dilutive. There were no convertible securities at November 30, 1996 as discussed in Note 5. Consequently, there is no separate presentation of fully dilutive loss per share.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FISCAL YEAR

The Company changed its financial reporting year from a fiscal year ending November 30 to September 30. The Company also changed the financial reporting year of its subsidiary from a fiscal year ending June 30 to September 30.

IMPACT OF NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share." SFAS No. 128 supersedes APB Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held stock or potential publicly held common stock. Essentially, this standard replaces the primary EPS and fully diluted EPS presentations under APB Opinion No. 15 with a basic EPS and diluted EPS presentation. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, earlier application is not permitted.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinions Nos. 10 and 15, as well as SFAS No. 47. There will be no changes to the Company's disclosures pursuant to the adoption of SFAS No. 129. This statement is effective for financial statements for periods ending after December 15, 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The comprehensive income and its components in a full set of general purpose financial statements. The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed prominently as part of the notes to the financial statements. The Company will have no additional disclosures to comply with the requirements of SFAS No. 130. The statement is effective for fiscal years beginning after December 15, 1997.

 In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public companies report information about segments of their business on their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity wide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. This statement is effective for fiscal years beginning after December 15, 1997.



NOTE 2--INVENTORIES

Inventories consist of the following at September 30, 1997 and November 30, 1996:

                                                  1997           1996
                                                  ----           ----

Raw materials................................  $ 232,041     $  76,375

Finished goods (manufactured and purchased)..    178,931        74,497
                                                 -------       -------

                                               $ 410,972     $ 150,872

                                                 =======       =======

NOTE 3--RESTRICTED CASH

Cash restricted for payment to a former note holder and held in agency by the Company was $15,000 at November 30, 1996. There were no cash restrictions at September 30, 1997.

NOTE 4--PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 1997 and November 30, 1996:

                                                       1997           1996
                                                       ----           ----

            Furniture and fixtures.............  $    64,889    $    38,233

            Equipment..........................      389,816        255,473

            Transportation equipment...........      174,158         26,023

            Leasehold improvements.............       68,808          3,250
                                                     --------       --------

            Total cost.........................      697,671        322,979

            Accumulated depreciation...........      (86,773)       (41,060)
                                                     --------       --------

            Property and equipment, net........   $  610,898    $   281,919

                                                     ========       ========

NOTE 5--BRIDGE FINANCING

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

Included in notes payable at November 30, 1996 is $1,898,500, representing the aggregate amount raised by the selling agents through the issuance of the securities under private placement offerings described above. The notes bore interest at the rate of twelve percent (12%), with principal and interest due on the earlier of the date of the closing of the public offering or one year from the date of the notes that were executed during the period October 15, 1995 through July 26, 1996. The notes contain a provision for penalty upon default. The notes were convertible, at the option of the holder, to an amount of common stock based between 50% to 60% of the price of the shares of the Company's common stock offered in the public offering. The option to convert was conditioned upon the closing of the initial public offering of the Company's stock, At November 30, 1996, $505,000 of these notes were in default.

Following the public offering that was completed in March 1997, all bridge financing indebtedness was either repaid with full interest or converted into the common stock of the Company.



NOTE 6--RELATED PARTY TRANSACTIONS

The Company received $149,287 in legal services from a law firm that is a stockholder and had an account payable of $24,287 and $110,470 at September 30, 1997 and November 30, 1996, respectively.

Notes receivable totaling $550,460 at September 30, 1997 are from an officer and stockholder of the Company. These are demand notes bearing interest at 5%. One note, for approximately $450,000, resulted from the assumption of certain obligations by the President of the Company prior to the underwriter agreeing to a undertake the public offering that was consummated in March 1997. It was anticipated at that time that the President would sell common stock in that offering. The underwriting firm did not complete this undertaking and consequently the Company advanced funds to meet these maturing obligations, irrespective of the sale of these securities. A security interest in these securities was perfected by the Company as collateral for these demand notes. Future sale of the officer's common stock is anticipated to repay the advance of funds. The note receivable has been presented as a reduction in stockholders' equity in these financial statements.

Monroe Parker Securities, Inc. was the Company's investment banker and underwriter for the public offering that was concluded on March 19, 1997. The underwriter was granted an appointee to the board of directors as a condition for this undertaking. During December 1997, Monroe Parker ceased substantive market making activities in the Company's common stock. On December 19, 1997, Stephen Drescher, who was Monroe Parker designee to the Company's board of directors, resigned effective that date.

NOTE 7--CAPITAL LEASES

The Company acquired a phone system, a truck and an automobile under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the phone system and vehicles have been capitalized. Two of the leases expire in 1999, with the third expiring in 2000. The leased property under capital leases as of September 30, 1997 has a cost of $ 55,826, accumulated amortization of $17,305, and a net book value of $38,521. Amortization of the leased property is included in depreciation expense.

The future minimum lease payments under the capital leases and the net present value of the future minimum lease payments at September 30, 1997 are as follows:


          Total minimum lease payments                      $    42,577
          Less amount representing interest                       4,367
                                                                 -------
          Present value of net minimum lease payments            38,210
          Less current maturities                                16,977
                                                                 -------
                                                            $    21,233
                                                                 =======

NOTE 8--LONG TERM DEBT

Long-term debt consists of the following:



                                                                         September 30, 1997      November 30, 1996


 10.35% note due in 60 monthly installments of $525 including interest,
    through October 2001, collateralized by vehicle                          $ 20,835               $      --

 9.5% note due in 60 monthly installments of $589,including interest,
     through October 22, 2002, collateralized by vehicle                       26,239                      --

 9.5% note due in 60 monthly installments of $300, including interest,
     through September 1999, collateralized by vehicle                          7,500                      --

 9.5% note due in 36 monthly installments of $597, including interest,
     through July, 1998, collateralized by vehicle                              5,716                      --
                                                                               ------                    ------


                                                                               60,290                      --
                           Less current maturities                             18,434                      --
                                                                               ------                    ------
                                                                             $ 41,856                $     --

                                                                               ======                    ======


         Maturities of long-term debt are as follows:


                               1998                 $   18,434
                               1999                     13,665
                               2000                     11,410
                               2001                     12,264
                               2002                      4,517
                                                        ------
                                                    $   60,290
                                                        ======

NOTE 9--OPERATING LEASES

The Company leases a building, office space, office equipment, and a vehicle under operating leases. These leases expire at various dates through 2002. Rental expense under these leases was $100,944 and $52,216 for 1997 and 1996, respectively. The following is a schedule by years of minimum rentals under the above lease agreements as of September 30, 1997.

         Year ending September 30,
                  1998...............................$    98,583
                  1999...............................$    90,262
                  2000...............................$   124,621
                  2001...............................$   124,871
                  2002...............................$   111,825

NOTE 10--STOCK TRANSACTIONS

In April 1996, the Company effected a one-for-ten reverse stock split and increased the number of common shares authorized from 10,000,000 shares to 20,000,000 shares

The Company has one  employment  contract that  provides for granting  shares of stock for years of service to an officer and key employee. The Company's president was awarded options exercisable for five years that entitled him to acquire up to 500,000 shares of the Company's common stock at a price of $4.00 per share. In addition, the Company from time to time grants stock incentive awards to officers and other key employees. There was one award of 200,000 shares at $4.00 per share to the chief financial officer of the Company during fiscal year ending September 30, 1997. There were no awards outstanding at September 30, 1997 or November 30, 1996.

During the period ended September 30, 1997, the Company issued 1,581,250 shares of common stock as part of its public offering for total net consideration of $4,743,832 after deducting expenses associated with the offering. In addition, 569,990 shares of common stock were issued for consideration of $636,286, as part of a debt-to-equity conversion option for bridge loan holders.



NOTE 11--RESEARCH AND DEVELOPMENT COSTS

Research and development cost included in the statements of operations totaled $12,833 and $9,500 for the periods ended September 30, 1997 and November 30, 1996, respectively.



NOTE 12--SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid totaled $ 48,408 and $13,198 for the periods ended September 30, 1997 and November 30, 1996, respectively. In addition, certain bridge loan holders converted their debt obligations into common stock for consideration of $636,286.



NOTE 13--CONCENTRATION OF CREDIT RISK

The Company operates from two locations in Florida and manufactures and sells paint and related products. The Company extends credit to its customers substantially without collateral. The business operations are influenced by the general economic conditions of the surrounding area.

The Company maintains its cash accounts primarily with one bank located in Holiday, Florida. The total cash balances are insured by the F.D.I.C. up to $100,000. The Company had cash balances on deposit at September 30, 1997 that exceeded the balance insured by the F.D.I.C. in the amount of $462,481. The Company does not anticipate any losses related to the balances not insured by the F.D.I.C.



NOTE 14--ACQUISITION OF A PAINT MANUFACTURING COMPANY

On July 28, 1997, the Company acquired all the outstanding common stock, representing 100% ownership, of Atlas, a paint manufacturer and distributor, located in Miami, Florida. The total purchase price of $1,000,000 was tendered with $800,000 paid in cash at the time of closing and $200,000 held in escrow until the audited financial statements of Atlas for the fiscal year ending June 30, 1997 were issued. These financial statements have been issued. Disbursement of the balance of the escrow funds is anticipated in January, 1998 less an adjustment of approximately $25,000.

The operating results of Atlas from July 29, 1997 through September 30, 1997 have been included in the Company's statements of operations for the ten months ended September 30, 1997. Had a full year of operations of Atlas, based upon its June 30 year end, been included in the Company's financial statements for the periods ended September 30, 1997 and November 30, 1996, the balance sheet at November 30, 1996 and the statement of operations, for the periods then ended, would have been as follows on a pro forma basis:



                                                                           1996 (Unaudited)

                                           --------------------------------------------------------------------------------
                                           -------------------------------- -------------------------- --------------------

                                                           ThermaCell                        Atlas             Total
                                           -------------------------------- -------------------------- --------------------


       Total assets                                      $  1,537,273                      $ 803,103        $ 2,340,376

       Total liabilities                                    2,901,212                        418,342          3,319,554

       Total shareholders' equity                          (1,363,939)                       384,761           (979,178)
       (deficit)


       Total liabilities &  shareholders'                $  1,537,273                      $ 803,103        $ 2,340,376
       equity
                                           -------------------------------- -------------------------- --------------------
                                           -------------------------------- -------------------------- --------------------

                                           -------------------------------- -------------------------- --------------------






                                                                             1997 (Unaudited)
                                       -------------------------------------------------------------------------------------------
                                       -------------------------------- -------------------------- -------------------------------

                                                  ThermaCell                       Atlas                           Total
                                       -------------------------------- -------------------------- -------------------------------

       Net sales                                $     684,459                $    2,399,103                  $    3,083,562
       Cost of sales                                  394,235                     1,727,994                       2,122,229
                                       -------------------------------- -------------------------- -------------------------------
       Gross profit                                   290,224                       671,109                         961,333

       Selling, general & adm.                      1,299,092                       777,109                       2,076,201

       Interest expense                              (164,987)                       (4,031)                       (169,018)
       Other expense                                  (35,000)                       (4,602)                        (39,602)
       Other income                                    56,061                        19,056                          75,117
                                       -------------------------------- -------------------------- -------------------------------
                                       -------------------------------- -------------------------- -------------------------------
       Total other income (expense)                  (143,926)                       10,423                        (133,503)
                                       -------------------------------- -------------------------- -------------------------------
                                       -------------------------------- -------------------------- -------------------------------
       Loss before income taxes                    (1,152,794)                      (95,577)                     (1,248,371)
       Deferred income tax benefit                    229,995                        27,570                         257,565
       Net loss                                    ($ 922,799)                    ($ 68,007)                      ($990,806)
                                       ================================ ========================== ===============================
                                                                                                                     ($0.45)
                                                                                                   ===============================
       Shares outstanding                                                                                         2,217,106
                                                                                                   ===============================


                                      F-12



                                                                     1996 (Unaudited)
                                         ------------------------ ----------------------- ----------------------

                                                 ThermaCell                Atlas                   Total
                                         ------------------------ ----------------------- ----------------------


       Net sales                               $    615,845            $  2,699,375             $ 3,315,220
       Cost of sales                                394,867               1,936,444               2,331,311
                                         ------------------------ ----------------------- ----------------------
       Gross profit                                 220,978                 762,931                 983,909

       Selling, general & adm.                    1,280,339                 790,987               2,071,326

       Interest expense                            (207,147)                 (8,281)               (215,428)

       Other                                         (3,500)                 (5,397)                 (8,897)

       Other income                                  24,763                   1,266                  26,029
                                         ------------------------ ----------------------- ----------------------
       Total other income (expense)                (185,884)                (12,412)               (198,296)
                                         ------------------------ ----------------------- ----------------------
                                         ------------------------ ----------------------- ----------------------
       Loss before income taxes                  (1,245,245)                (40,468)             (1,285,713)

       Deferred income tax benefit                  211,692                   7,679                 219,371
                                         ------------------------ ----------------------- ----------------------
       Net loss                                 ($1,033,553)               ($32,789)            ($1,066,342)
                                         ======================== ======================= ======================
       Loss per common share                                                                         ($1.38)
                                                                                          ======================
       Shares outstanding                                                                           771,154
                                                                                          ======================



NOTE 15--INCOME TAXES

In accordance  with  Statement of Financial  Accounting  Standards No. 109 (SFAS
109) "Accounting for Income Taxes", the Company recorded deferred tax assets to reflect the future tax benefits of financial operating loss carry-forwards incurred in 1997 and 1996.

The Company has a net operating loss carry-forward of $3,171,475 at September 30, 1997 that expires in 2009 through 2012. Management's determination of an adequate valuation allowance is based upon its current estimates of future taxable income. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

A valuation allowance is required by SFAS 109 if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that a valuation allowance of 50 percent is sufficient at September 30, 1997 and November 30, 1996. Significant components of the Company's net deferred tax assets are as follows:


                                         1997           1996
                                        ------         ------
Deferred taxes..................    $ 1,262,744   $   674,700

  Less valuation allowance......       (631,372)     (337,350)
                                       -----------------------
Net deferred tax assets.........    $   631,372   $   337,350
                                       =========     =========

Based on management's assessment, it is more likely than not that the net deferred tax assets will be realized through future taxable earnings.

NOTE 16--WARRANTS

On March 19, 1997, 1,581,250 units of the Company's securities (each unit consisting of one share of common stock and one Series A redeemable stock purchase warrant) were issued to investors at $4.00 per unit. On March 19, 1997, the underwriter commenced trading of the common stock and warrants separately.


In connection with the public offering, the Company sold to the underwriter options to purchase 137,500 units (the "underwriter warrants") of the Company's securities, identical to the units publicly sold, at an exercise price of 165% of the public offering price. The underwriter's units are exercisable at a price per unit of $6.00 subject to certain adjustments, until March 12, 2001, when they expire.

The underwriter's warrants contained in the underwriter's units underlying the underwriter's options contain certain registration rights and anti-dilution provisions. The holders of the underwriter's warrants have no voting, dividend or other rights as shareholders of the Company with respect to the shares underlying the warrants.



NOTE 17--BUSINESS STRATEGY AND OPERATIONAL PLAN

The Company has historically been unprofitable, primarily because it was a development stage enterprise whose activities required significant expenditures to develop its business concept, opportunities, products, and operations. With the Atlas acquisition, completed in July 1997, and with the proceeds of the successful underwriting completed in March 1997, management has initiated a business strategy and operational plan that include the following essential elements: (i) achieve profitability for fiscal year 1998 by restructuring operations and consolidating production facilities; (ii) begin production of limited quantities of microshells to provide for internal requirements over the next twelve to eighteen months; (iii) expand sales of conventional paint and coating products through the channel of distribution available from the Atlas acquisition; and (iv) initiate a timely marketing program for ThermaCool paint products to demonstrate the benefits of this new technology without the Company depending on ThermaCool sales for its near-term profitability. With its present business strategy, management believes it is focusing on the key elements necessary to the Company to be both profitable and successful over the long-term. Management has adopted this present strategy and is focused on its successful implementation. Management will arrange for the financial resources, if necessary, to properly execute its plan.

In the opinion of management, the Company has sufficient working capital to meet its planned needs for the next twelve months. However, the Company will require additional capital and substantial revenues from the sale of ThermaCool in order to fund a substantial growth in operations over the next twenty-four months. Management believes it will be successful in obtaining future financing.


NOTE 18--CONTINGENT LIABILITIES

The Company is involved in two lawsuits in which damages or claims may be sought. On February 6, 1997, the Company received a letter from the counsel to the Williams family which owns in the aggregate 21,923 shares of the Company's common stock which was acquired for an aggregate purchase price of $31,950. The Williams family claims Mr. Pidorenko fraudulently induced their investment and the Company is obligated for personal disputes between Mr. Pidorenko and this family which primarily concern a disagreement over a purchase of a personal residence.

The Company does not believe it is obligated to these individuals for personal disputes with Mr. Pidorenko. The Williams family has rejected the Company's request to purchase their shares at their original purchase price. The Company believes it has meritorious defenses to any legal proceeding that may be instituted by such individuals. Mr. Pidorenko has agreed to indemnify the Company against any claims asserted by these parties.

On May 2, 1997, the Company was served with a summons regarding a civil action filed in the United States District Court, Eastern District of Michigan by IA, Inc., as plaintiff. The summons alleges the Company, and its president, John Pidorenko, and Monroe Parker Securities, Inc., the Company's underwriter, breached a marketing agreement executed by Mr. Pidorenko on March 26, 1992. This marketing agreement related to technologies developed by IA, Inc. This agreement contained a confidentiality and non-disclosure clause for technologies purportedly developed by IA, Inc.

The Company was not a party to that agreement. The Company believes that it has not infringed on any patents held by IA, Inc., not withstanding the validity of such patents and/or their claims. The petition requested various court actions including a jury trial, but no specific request for damages. The Company intends to vigorously defend itself in this action. The Company believes it has meritorious defenses in this matter which is in a preliminary stage and which will not be resolved for some time. The Company has agreed to indemnify Monroe Parker Securities, Inc., its underwriter, against any claims asserted by this party.

The Company, as a result of the acquisition of Atlas, is a party to certain claims relating to the pollutant tax as defined in Chapter 206, Florida Statutes that was subsequently repealed. The former shareholders of Atlas have agreed to personally idemnify the Company from any contingent liability relating to this matter.

The Company,as a result of the acquisition of Atlas, is a party to certain claims relating to bankruptcy of Seaboard Chemical Corporation who operated a facility for treatment, storage and disposal of hazardous substances from 1975 until 1989. The North Carolina Department of Environment, Health and Natural Resources identified Atlas as one of approximately 2,000 potentially responsible parties for cleanup of this site. Atlas was classified as a "de minimis" participant and, as such, has limited cost and liability for site cleanup. The former shareholders of Atlas have agreed to personally idemnify the Company from any contingent liability relating to this matter.

NOTE 19--SUBSEQUENT EVENT

On January 5, 1998, NASD Regulation, Inc. announced that a complaint was issued on December 23, 1997 charging Monroe Parker Securities, Inc. and certain of its officers with price manipulation and excessive markups in the trading of Steven Madden, Ltd. and fraud in the sales of securities of United Leisure. Neither firm is affiliated with the Company. The complaint asks for restitution to defrauded investors and potential sanctions that may include a fine, suspension, individual bar, or firm expulsion from the NASD. Management believes there will be no adverse effect for the Company relating to these allegations against Monroe Parker Securities, Inc.