Form 10QSB
period 1997-12-31
THERMACELL TECHNOLOGIES INC
filed 1998-02-19
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1997
                                        -----------------

         [   ]  Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from __________ to __________

                         Commission File Number 0-21279

                          THERMACELL TECHNOLOGIES, INC.
                          -----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                         FLORIDA                  59-3223708
                         -------                  ----------
          (State or Other Jurisdiction of       (I.R.S. Employer
          Incorporation or Organization)        Identification No.)

                       5419 Provost Dr., Holiday, FL 34690
                       -----------------------------------
                    (Address of Principal Executive Offices)

                                 (813) 938-3269
                                 --------------
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of January 1, 1998 was 3,067,709.

         Transitional Small Business Disclosure Format:

Yes      No  X
    ---     ---

                          THERMACELL TECHNOLOGIES, INC.


                                      Index



                                                                         Page
Part I - Financial Information                                           ----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           September 30, 1997 and December 31, 1997.....................  1 - 2

         Consolidated Statements of Operations -
           Three months ended December 31, 1996 and 1997................    3

         Consolidated Statements of Changes in Stockholders' Equity -
           Three months ended December 31, 1997.........................    4

         Consolidated Statements of Cash Flows -
           Three months ended December 31, 1996 and 1997................    5

         Notes to Consolidated Financial Statements.....................    6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................... 7 - 10

Part II - Other Information

Item 1. Legal Proceedings...............................................   10

Item 2. Changes in Securities...........................................   10

Item 5. Other Information...............................................   10

Item 6. Exhibits and Reports on Form 8-K................................   11


         Signatures.....................................................   11

Exhibit 11..............................................................   12

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                     Assets



                                                                                    December 31,        September 30,
                                                                                        1997                 1997
                                                                                  ------------------   -----------------
                                                                                  ------------------   -----------------
                                                                                     (unaudited)
Current assets
   Cash                                                                           $         287,575    $        580,522
   Accounts receivable, net                                                                 411,861             384,351
   Other                                                                                      5,455               1,676
   Inventories                                                                              446,714             410,972
   Prepaid expenses and other                                                                 7,389               8,886
                                                                                  ------------------   -----------------
                                                                                  ------------------   -----------------

         Total current assets                                                             1,158,994           1,386,407
                                                                                  ------------------   -----------------
                                                                                  ------------------   -----------------

Property and equipment                                                                      745,207             697,671
   Less accumulated depreciation                                                            117,038              86,773
                                                                                  ------------------   -----------------
                                                                                  ------------------   -----------------
                                                                                            628,169             610,898
                                                                                  ------------------   -----------------
                                                                                  ------------------   -----------------

Other assets
   Deposits                                                                                  14,795              14,795
   Deferred income tax benefit, net                                                         644,386             631,372
   Goodwill, net                                                                            805,174             819,199
   Other intangibles, net                                                                    77,758              80,004
                                                                                  ------------------   -----------------
                                                                                  ------------------   -----------------
                                                                                          1,542,113           1,545,370
                                                                                  ------------------   -----------------
                                                                                  ------------------   -----------------




         Total assets                                                             $       3,329,276    $      3,542,675
                                                                                  ==================   =================
                                                                                  ==================   =================






See notes to consolidated financial statements.

                                    THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                             Consolidated Balance Sheets

                                        Liabilities and Stockholders' Equity



                                                                                    December 31,         September 30,
                                                                                        1997                 1997
                                                                                  ------------------   -----------------
                                                                                  ------------------   -----------------
                                                                                     (unaudited)
Current liabilities
   Accounts payable                                                                         492,566             551,572
   Accrued expenses                                                                         182,866             277,192
   Accrued payroll and payroll taxes                                                        187,019             187,321
   Current maturities of long-term debt
     Notes payable                                                                           13,452              18,434
     Capital leases                                                                          12,883              16,977
                                                                                  ------------------   -----------------
                                                                                  ------------------   -----------------

         Total current liabilities                                                          888,786           1,051,496
                                                                                  ------------------   -----------------
                                                                                  ------------------   -----------------

Long-term debt, net of current maturities
   Notes payable                                                                             41,856              41,856
   Capital lease obligations                                                                 21,233              21,233
                                                                                  ------------------   -----------------
                                                                                  ------------------   -----------------
         Total long-term debt, net of current maturities                                     63,089              63,089
                                                                                  ------------------   -----------------
                                                                                  ------------------   -----------------

         Total Liabilities                                                                  951,875           1,114,585
                                                                                  ------------------   -----------------
                                                                                  ------------------   -----------------

Stockholders' equity
   Preferred stock, par value $.0001
     5,000,000 shares, authorized, issued
     and outstanding                                                                            500                 500

   Common stock, par value $.0001
     Authorized 20,000,000 shares,
     3,067,709 and 3,021,139 issued and outstanding, respectively                               306                 301

   Additional paid-in capital                                                             5,587,599           5,564,319
   Deduct notes receivable associated with stockholder loan                                (572,380)           (550,460)
   Accumulated deficit                                                                   (2,638,624)         (2,586,570)
                                                                                  ------------------   -----------------
                                                                                  ------------------   -----------------

         Total stockholders' equity                                                       2,377,401           2,428,090
                                                                                  ------------------   -----------------
                                                                                  ------------------   -----------------


         Total liabilities and stockholders' equity                               $       3,329,276    $      3,542,675
                                                                                  ==================   =================
                                                                                  ==================   =================






See notes to consolidated financial statements.

                          THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                              Consolidated Statements of Operations



                                                                   For the Three Months Ended
                                                               ---------------------------------
                                                                 December 31,       December 31,
                                                                    1997               1996
                                                               --------------     --------------
                                                                (unaudited)        (unaudited)

Revenue
     Sales                                                     $      758,284        $    193,387

Less cost of sales                                                    492,709             131,547
                                                               ---------------       -------------

     Gross profit                                                     265,575              61,840

Selling, general and administrative
     expenses                                                         339,645             435,050
                                                               ---------------       -------------

                  Loss from operations                                (74,070)           (373,210)
                                                               ---------------       -------------

Other income (expense)
     Commissions                                                            -             (11,550)
     Interest income                                                   11,986                   -
     Interest expense                                                  (4,679)            (32,730)
     Other                                                              1,695              (2,310)
                                                               ---------------       -------------

                  Total other income (expense)                          9,002             (46,590)
                                                               ---------------       -------------

                  Loss before income taxes                            (65,068)           (419,800)

Income taxes
     Deferred income tax benefit                                       13,014              57,075
                                                               ---------------       -------------

                  Net loss                                     $      (52,054)       $   (362,725)
                                                               ===============       =============

Loss per common share                                          $        (0.02)       $      (0.47)
                                                               ===============       =============

Weighted average number of
     common shares outstanding                                      3,024,761             779,382
                                                               ===============       =============









See notes to consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)


                                   Common Stock           Preferred Stock
                               ---------------------   ----------------------   Additional
                                 Number of               Number of               Paid-in      Accumulated
                                   Shares    Amount       Shares      Amount     Capital        Deficit        Total
                               ----------- ---------   ------------ ---------  ------------  -------------  -------------
Balance September 30, 1997       3,021,139  $    301      5,000,000  $    500   $ 5,013,859   $(2,586,570)   $  2,428,090

Issuance of stock for
 payment of services                46,570         5              -         -        23,280             -          23,285

Note receivable associated
 with stockholder loan                   -         -              -         -       (21,920)            -         (21,920)

Net loss for the Three Months
   Ended December 31, 1997               -         -              -         -             -       (52,054)        (52,054)

                               ----------- ---------   ------------ ---------  -------------  -------------  -------------
Balance December 31, 1997        3,067,709  $    306      5,000,000  $    500   $ 5,015,219   $(2,638,624)   $  2,377,401
                               =========== =========   ============ =========  =============  =============  =============







See notes to consolidated financial statements.

                                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                     Consolidated Statements of Cash Flows




                                                                                 For the Three Months Ended
                                                                              ----------------------------------
                                                                                 December 31,     December 31,
                                                                                   1997               1996
                                                                              ---------------    ---------------
                                                                                (unaudited)       (unaudited)
Cash flows from operating activities:
   Reconciliation of net loss to net cash
     used in operating activities
       Net loss                                                                 $    (52,054)       $  (362,725)
       Adjustments to reconcile net loss to net
         cash used in operating activities
         Depreciation                                                                 30,265              6,533
         Amortization                                                                 16,271                  -
         Deferred income tax benefit                                                 (13,014)           (57,075)
         (Increase) in accounts and notes receivable                                 (27,510)           (76,323)
         (Increase) in inventories                                                   (35,742)           (24,479)
         (Increase) in prepaid and other assets                                       (2,282)           (22,695)
         Increase (decrease) in accounts payable                                     (59,006)           280,855
         Increase (decrease) in accrued expenses                                     (94,628)           240,762
                                                                              ---------------    ---------------
               Net cash used in operating activities                                (237,700)           (15,147)
                                                                              ---------------    ---------------

Cash flows from investing activities
   Capital expenditures                                                              (47,536)           (64,298)
   Expenditures for patent, net                                                            -            (26,784)
                                                                              ---------------    ---------------
               Net cash used in investing activities                                 (47,536)           (91,082)
                                                                              ---------------    ---------------

Cash flows from financing activities
   Proceeds from issuance of common stock                                             23,285                  -
   Proceeds from issuance of notes payable                                                 -            202,995
   Principal payments on notes payable                                                (9,076)                 -
   Loans to officer/stockholder                                                      (21,920)                 -
   Costs associated with obtaining financing                                               -            (91,652)
                                                                              ---------------    ---------------
               Net cash provided by financing activities                              (7,711)           111,343
                                                                              ---------------    ---------------
                                                                              ---------------    ---------------

               Net increase (decrease) in cash                                      (292,947)             5,114

Cash beginning                                                                       580,522             24,278
                                                                              ---------------    ---------------

Cash ending                                                                     $    287,575        $    29,392
                                                                              ===============    ===============




See notes to consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in Form 10-KSB for the fiscal period ended September 30, 1997 of ThermaCell Technologies, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended December 31, 1997 and December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Per share calculations

The computation of net earnings (loss) per common share has been based upon the weighted average number of shares of outstanding common stock, which for the three month periods ended December 31, 1997 and December 31, 1996 were 3,024,761 and 779,382, respectively.

Note 3 - Accounting Change

The Company adopted Statement of Accounting Standards #128, Earnings per Share, during the quarter ended December 31, 1997. Since the Company has reported a loss only the basic earnings (loss) per share is reported as the reporting of diluted earnings per share would be anti-dilutive.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-QSB, that are not purely historical, are forward-looking information and statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the Company's expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-QSB. The forward-looking statements contained here-in are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things, the Company's ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately and many of which may be beyond the control of the Company. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this form 10-QSB will prove to be accurate.


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

On November 30, 1995, the Company acquired the assets of C.F. Darling Paint & Chemicals, Inc., a paint manufacturing company, located in New Port Richey, Florida. The Company acquired these assets so that it would have a facility to produce and develop paints and coatings for its ThermaCool(TM) product line. The operation was subsequently relocated to its present Holiday, Florida location.

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

On July 28, 1997, the Company acquired all the outstanding common stock, representing 100% ownership, of Atlas Chemical Company, a paint manufacturer and distributor, located in Miami, Florida. The Company acquired this firm so that it would have a larger manufacturing facility to both expand production of paints and coatings and to obtain an established marketing distribution channel which included major accounts such as Builders Square, Ace Hardware, among others.

The Company has sustained significant operating losses since its inception. Management's strategy of expanding the ThermaCool(TM) product line, developing a commercially viable manufacturing process for shells and expansion into new markets for its shell technology may result in the Company incurring additional losses due to the costs associated with these strategies. The Company expects to incur losses until it is able to increase its sales, expand its product line and increase its distribution capabilities to a sufficient revenue level to offset ongoing operating and expansion costs. The Atlas Chemical acquisition, that was completed on July 28, 1997, should further the Company's plan to achieve profitable operations.


RESULTS OF OPERATIONS

Three months ended December 31, 1997 compared to three months ended December 31, 1996

Total consolidated revenue for the three months ended December 31, 1997 was $758,284 compared to $193,387 for the same period of 1996, which represents an increase of $564,897, or 292%. This increase was a result of both expanded sales of paint products and coatings produced by the Company with an entire quarter's sales contribution of Atlas Chemical.

Gross profit margins were 35% and 32%, respectively, for the three month period ended December 31, 1997, as compared to the prior period ended December 31, 1996. This increase is the result of a change in the mix of paint and coatings products sold by the Company, and in part, by higher contribution margin from Atlas Chemical because of product line changes and improved raw materials purchasing for the Atlas product line.

For the three months ended December 31, 1997, total selling, general and administrative expenses were $339,645, as compared to $435,050 for the same period of the previous year, a decrease of approximately $95,405, or 22%. This decrease is the result of reductions in the level of marketing, staffing and other expenses associated with both the Company's Holiday, Florida facility and the Atlas Chemical operations. The Company has taken steps to reduce duplication of personnel and is in the process of consolidating its staffing, marketing, and production for more efficient and effective business operations. With the expansion of distribution channels provided by the Atlas Chemical acquisition, the Company anticipates substantial benefit from the sales of its new technology products to national customers.

The Company continued to experience losses from operations of $74,070 for the period ended December 31, 1997 as compared to a loss of $373,210 for the same prior year period. This reduction in the operating loss over the loss of the preceding year period reflects the margin contribution of Atlas Chemical. The higher consolidated gross profit for this period together with the lower level of S. G. & A. expense incurred during this three month period contributed to this improvement in the loss from operations. Management anticipates that increasing levels of sales, including the contribution of the Atlas acquisition, will result in improvement in future operating performances and eventually profitable operations.

Based upon management's current estimates of future taxable income, management has determined that a valuation allowance of fifty percent (50%) is appropriate during the current period ended December 31, 1997 to represent that portion of deferred taxes that may be realized in future periods.

The interest expense for the period ended December 31, 1997 was $4,679 as compared to the prior year's quarter of $32,730. The interest expense for the current period was incurred primarily for financing of company vehicles while the prior year period included interest expense for bridge loan financing.

The net loss, after income tax benefit, and net loss per share were $52,054 and $.02 per share respectively, for the three months ended December 31, 1997 as compared to a net loss and net loss per share of $362,725 and $.47 respectively, for the same period in 1996. This loss represents an 86% reduction over the net loss experienced in the year ago quarter. The loss per share for the period was also an 86% improvement over the previous year ago period. The weighted average shares outstanding for the quarter ended December 31, 1997 was 3,024,761 as compared to 779,382 for the preceding year quarter ended December 31, 1996. The greater number of shares outstanding for the period is the result of the Company's successful underwriting completed in March 1997.

The Company has focused, in the recent quarter ended December 31, 1997, on restructuring its operations to provide for efficient operations within its two manufacturing facilities. This effort will be concluded during the quarter ending March 1998. Thereafter, the company will aggressively market its paint and coatings products, with the added opportunity presented by the Atlas acquisition to sell its combined product line to both its customers and those acquired from the Atlas Chemical acquisition. A focus of its strategy will be to continue to expand within the Sunbelt Region of the United States. In addition to the Company's marketing efforts, the Atlas acquisition has more than doubled the Company's production capabilities. Management is optimistic about the benefits of its near-term marketing programs.

The Company anticipates further improvements in raw material purchasing economies that will result in cost savings in such purchases within its manufacturing operation. This benefit will continue in this fiscal year. The Company also anticipates additional improvement in gross profit margins during fiscal year resulting from these improved purchasing economies.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has largely funded its operations and product development activities with funds provided by issuing securities and from borrowings. During the three months ended December 31, 1997, the Company did not raise any additional capital for its operations.

Net cash used in operating activities for the three months ended December 31, 1997 was $237,700 compared to net cash used of $15,147 for the three months ended December 31, 1996. This increase in cash used by operating activities is due to the net loss and increases in accounts and notes receivables, inventories and prepaid expenses and other assets coupled with a reduction in the levels of accounts payable and accrued expenses. In the prior year period, increases in both accounts payables and accrued expenses were a significant offset to increased levels of current assets and the period's higher net loss.

Cash used in investing activities for the three months ended December 31, 1997 and 1996 was $47,536 and $91,082, respectively. Capital expenditures for the recent period were reduced over the prior year period and the company incurred no expense relating to expenditures for patents.

Cash used in financing activities for the three months ended December 31, 1997 was $7,711 as compared to cash provided by financing activities of $111,343 for the three months ended December 31, 1996. During the recent quarter, the Company issued common stock for services, advanced funds on a shareholder loan, and further reduced the company's outstanding debt. In the prior three months period ended December 31, 1996, the Company obtained funding through bridge loans that provided capital for funding the company's operations.

As of December 31, 1997, the Company had net working capital of $270,208 as compared to $334,911 at the period ended September 30, 1997. The decrease in net working capital of $64,703 is primarily the result of a decrease in payables, higher accounts receivable and inventory levels combined with accounts payable and accrued expenses decrease. The Company's ratio of current assets to current liabilities was 1.3 at December 31, 1997, and the same as at fiscal period end September 30, 1997.

The Company is not presently profitable and continues to fund itself from the proceeds of its March 1997 public offering. For the quarter ended December 31, 1997, the Company's loss before depreciation and amortization expense was $5,518, its best operating performance since the Company was founded. Once the Company achieves profitability, it will be in a position to fund itself on an operating basis.

Management believes that additional capital will be needed to fund its present plan to build within nine months a manufacturing facility to produce shells for its paint and coating technology products. The Company is optimistic that such funds will be available from investment or financing sources to provide for this expansion plan. Should funds not be readily available, management intends to defer the building of such a manufacturing facility to a later time when funding can be arranged.

The Company continues to focus its marketing efforts within the Sunbelt Region of the United States to increase consumer awareness and acceptance of both its existing and new products. In addition to this marketing effort, the Company has positioned itself to expand the near term production of its proprietary products.


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

On or about February 11, 1998, Mr. Kevin Horrell filed an amended complaint against the Company and Mr. Pidorenko. The previous complaint has been dismissed in the Circuit Court of the 12th Judicial Circuit, in and for Sarasota County, Florida, Case No. 97-4867CA-01. Mr. Horrell alleges that he is due certain unrestricted securities of the Company in connection with prior financing activities. Mr. Horrell alleges breach of contract, fraud in the inducement of a contract and violations of Rule 10b-5. The Company believes it has meritorious defenses in this matter which is in a preliminary stage.

Item 2.           Changes in Securities

To facilitate the Regulation S offering of Series B Convertible Preferred Stock described in Item 5 below, the terms of the Series A Preferred Stock held by John Pidorenko, the Company's founder, were amended to decrease the number of outstanding Series A Preferred Shares from 5,000,000 to 2,500,000 with corresponding adjustments to voting and conversion rights of the Series A Preferred Shares.

Item 5.           Other Information

On December 19, 1997, Mr. Stephen  Drescher,  a member of the board of directors
and  the  designee  of  Monroe  Parker   Securities,   the  Company's   previous
underwriter, resigned effective that date.

On February 5, 1998, the Company was notified by NASDAQ that its listing on the NASDAQ Small Markets was in violation of the tangible net assets requirements for continued listing. This present requirement was implemented on August 27, 1997 and required the Company to maintain tangible net assets of $2 million. At September 31, 1997, the Company did not meet this current requirement. The Company's deficiency at that time was approximately $391,000.

In anticipation of the new NASDAQ listing requirements, on February 19, 1998, the Company completed an offering of 1,500 shares of Series B Preferred Stock to Thomson Kernaghan & Co.,Ltd. pursuant to Regulation S. The placement agent for the offering was London Select Enterprises, Ltd.

The  total   offering   price  for  the  Series  B   Preferred   Stock  was
$1,500,000.00. This preferred issue has an 8% yield. Commissions of $180,000, totaling 12% of the offering price, were paid to the placement agent. The Company claims exemption from registration for this transaction based upon Regulation S because:

        a. The Company is a Reporting Issuer as defined by Rule 902 of Regulation S. The Company is in full compliance, to the extent applicable, with all reporting obligations under either Section 13(a) or 15(d) of the Security Exchange Act of 1934, as amended.

        b. The Company has not offered the Series B Preferred Stock to any person in the United States or any U.S. Person as that term is defined in Regulation S.

        c. At the time the buy order was received, the Company and/or its agents reasonably believed that the purchasers in the offering were outside the United States and were not U.S. Persons; and

        d. The Company  reasonably  believes  that the  purchase of the Series B
Preferred Stock pursuant to the offering has not been prearranged with a purchaser in the United States.

        e. The Company nor any of its agents has engaged in any "Directed Selling Efforts" (as that term is defined in Regulation S) nor has the Company or any of its agents conducted general solicitation relating to the offering to persons residing within the United States or U.S. Persons.

The Series B Preferred Shares are valued at $1,000.00 per share, and if converted, the Series B Preferred Shares shall be converted into such number of common shares of the Company as is obtained by dividing the aggregate value of the shares of Series B Preferred Shares being so converted by the "Average Stock Price" per share of the conversion shares. The "Average Stock Price" means the lower of: (i) 70% of the average closing bid prices of common shares for the period of five consecutive trading days immediately preceding the date of conversion of the Series B Preferred Shares; or (ii) 70% of the average daily closing bid prices of common shares for the period of five consecutive trading days immediately preceding the date of subscription by the holder. Any holder of Series B Preferred Shares may at any time commencing 45 days after the issuance of any Series B Preferred Shares converted to 25%, and after 60 days convert up to an additional 25%, and after 75 days convert up to an additional 25%, and after 90 days convert 100% of his holdings of Series B Preferred Shares.

The funds will be used for construction of a shell manufacturing facility and general corporate purposes. This capital infusion will permit the Company to comply with the new NASDAQ Small Markets listing requirements.

Item 6.  Exhibits and reports on Form 8K

          There were no Form 8K's filed for the period.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ThermaCell Technologies, Inc.

Dated: 2/19/98                               /s/ Gerald Couture
                                             ----------------------
                                             Gerald Couture
                                             Vice-President, Finance and CFO