Form 10QSB
period 1998-03-31
THERMACELL TECHNOLOGIES INC
filed 1998-05-14
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998

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

     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of March 31, 1998 was 3,375,578.

     Transitional Small Business Disclosure Format:

Yes     No  X
    ---    ---

                          THERMACELL TECHNOLOGIES, INC.


                                      Index



                                                                        Page
                                                                        ----
Part I - Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           September 30, 1997 and March 31, 1998......................  1 - 2

         Consolidated Statements of Operations -
           Three months and six months ended March 31, 1997 and 1998..      3

         Consolidated Statements of Cash Flows -
           Six months ended March 31, 1997 and 1998...................      4

         Notes to Consolidated Financial Statements...................      5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................  6 - 9

Part II - Other Information

Item 1. Legal Proceedings.............................................     10

Item 5. Other Information.............................................     10

Item 6. Exhibits and Reports on Form 8-K..............................     10


         Signatures...................................................     10

Exhibit 11............................................................     11

                                    THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                             Consolidated Balance Sheets


                                                       Assets


                                                                                      March 31,         September 30,
                                                                                        1998                1997
                                                                                  ------------------  ------------------
                                                                                  ------------------  ------------------
                                                                                     (unaudited)

Current assets
   Cash                                                                         $           880,565  $          580,522
   Accounts receivable, net                                                                 362,956             384,351
   Other                                                                                      4,569               1,676
   Inventories                                                                              520,410             410,972
   Prepaid expenses and other                                                                35,939               8,886
   Prepaid stockholder relations expenses                                                   222,917                   -
                                                                                  ------------------  ------------------
                                                                                  ------------------  ------------------

         Total current assets                                                             2,027,356           1,386,407
                                                                                  ------------------  ------------------
                                                                                  ------------------  ------------------

Property and equipment                                                                      852,340             697,671
   Less accumulated depreciation                                                            149,731              86,773
                                                                                  ------------------  ------------------
                                                                                  ------------------  ------------------
                                                                                            702,609             610,898
                                                                                  ------------------  ------------------
                                                                                  ------------------  ------------------

Other assets
   Deposits                                                                                  16,389              14,795
   Deferred income tax benefit, net                                                         667,249             631,372
   Goodwill, net                                                                            849,286             819,199
   Other intangibles, net                                                                   105,512              80,004
                                                                                  ------------------  ------------------
                                                                                  ------------------  ------------------
                                                                                          1,638,436           1,545,370
                                                                                  ------------------  ------------------
                                                                                  ------------------  ------------------




         Total assets                                                           $         4,368,401  $        3,542,675
                                                                                  ==================  ==================
                                                                                  ==================  ==================


See notes to consolidated financial statements.

                                    THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                             Consolidated Balance Sheets


                                        Liabilities and Stockholders' Equity



                                                                                      March 31,         September 30,
                                                                                        1998                1997
                                                                                  ------------------  ------------------
                                                                                  ------------------  ------------------
                                                                                     (unaudited)

Current liabilities
   Accounts payable                                                             $           450,954  $          551,572
   Accrued expenses                                                                         170,463             277,192
   Accrued payroll and payroll taxes                                                              -             187,321
   Current maturities of long-term debt
     Notes payable                                                                           11,912              18,434
     Capital leases                                                                          12,882              16,977
                                                                                  ------------------  ------------------
                                                                                  ------------------  ------------------

         Total current liabilities                                                          646,211           1,051,496
                                                                                  ------------------  ------------------
                                                                                  ------------------  ------------------

Long-term debt, net of current maturities
   Notes payable                                                                             38,300              41,856
   Capital lease obligations                                                                 26,599              21,233
                                                                                  ------------------  ------------------
                                                                                  ------------------  ------------------
         Total long-term debt, net of current maturities                                     64,899              63,089
                                                                                  ------------------  ------------------
                                                                                  ------------------  ------------------

         Total Liabilities                                                                  711,110           1,114,585
                                                                                  ------------------  ------------------
                                                                                  ------------------  ------------------

Stockholders' equity
   Preferred stock, par value $.0001
     5,000,000 shares, authorized, issued
     and outstanding                                                                            500                 500

   Preferred  stock,  Series B  convertible,  $1,000 stated  value,  8% dividend
     Authorized 1,500 shares,
     1,250 outstanding March 31, 1998                                                     1,250,000                   -

   Common stock, par value $.0001
     Authorized 20,000,000 shares,
     3,375,578 And 3,021,139 issued and outstanding, respectively                               338                 301

   Additional paid-in capital                                                             5,595,809           5,564,319
   Deduct notes receivable associated with stockholder loan                                (442,629)           (550,460)
   Accumulated deficit                                                                   (2,746,727)         (2,586,570)
                                                                                  ------------------  ------------------
                                                                                  ------------------  ------------------

         Total stockholders' equity                                                       3,657,291           2,428,090
                                                                                  ------------------  ------------------
                                                                                  ------------------  ------------------


         Total liabilities and stockholders' equity                             $         4,368,401  $        3,542,675
                                                                                  ==================  ==================
                                                                                  ==================  ==================


See notes to consolidated financial statements.

                                    THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                        Consolidated Statements of Operations
                                                      (Unaudited)




                                                            For the Three Months Ended               For the Six Months Ended
                                                          --------------------------------        -------------------------------

                                                            March 31,          March 31,           March 31,          March 31,
                                                              1998               1997                 1998               1997
                                                          --------------      ------------        -------------       -----------

Revenue
     Sales                                               $      712,347      $    210,156       $    1,470,631      $    403,543

Less cost of sales                                              474,147           105,263              966,856           236,811
                                                          --------------      ------------        -------------       -----------

     Gross profit                                               238,200           104,893              503,775           166,732

Selling, general and administrative
     expenses                                                   408,424           294,315              748,069           729,365
                                                          --------------      ------------        -------------       -----------

                 Loss from operations                          (170,224)         (189,422)            (244,294)         (562,633)
                                                          --------------      ------------        -------------       -----------

Other income (expense)
     Commissions                                                      -           (23,333)                   -           (34,883)
     Interest income                                             13,080             7,421               25,066             7,421
     Interest expense                                            (2,215)          (64,995)              (6,894)          (97,725)
     Other                                                       45,045                 -               46,740            (2,310)
                                                          --------------      ------------        -------------       -----------

                 Total other income (expense)                    55,910           (80,907)              64,912          (127,497)
                                                          --------------      ------------        -------------       -----------

                 Loss before income taxes                      (114,314)         (270,329)            (179,382)         (690,130)

Income taxes
     Deferred income tax benefit                                 22,863            49,561               35,877           106,636
                                                          --------------      ------------        -------------       -----------

                 Net loss                                $      (91,451)     $   (220,768)      $     (143,505)     $   (583,494)
                                                          ==============      ============        =============       ===========

Basic loss per common share                              $        (0.03)     $      (0.14)      $        (0.05)     $      (0.49)
                                                          ==============      ============        =============       ===========


See notes to consolidated financial statements.

                                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)


                                                                                  For the Six Months Ended
                                                                              ----------------------------------
                                                                                March 31,          March 31,
                                                                                   1998               1997
                                                                              ---------------    ---------------

Cash flows from operating activities:
   Reconciliation of net loss to net cash
     used in operating activities
       Net loss                                                           $         (160,157) $        (583,493)
       Adjustments to reconcile net loss to net
         cash used in operating activities
         Depreciation                                                                 62,958             18,404
         Amortization                                                                 40,746             31,651
         Deferred income tax benefit                                                 (35,877)          (105,618)
         (Increase) decrease in accounts and notes receivable                         21,395            (10,642)
         (Increase) in inventories                                                  (109,438)           (64,172)
         (Increase) in prepaid and other assets                                     (254,457)           (23,801)
         Increase (decrease) in accounts payable                                    (100,618)           310,370
         Increase (decrease) in accrued expenses                                    (294,050)           410,107
                                                                              ---------------    ---------------
               Net cash used in operating activities                                (829,498)           (17,194)
                                                                              ---------------    ---------------

Cash flows from investing activities
   Capital expenditures                                                             (154,669)           (63,494)
   Capital expenditure acquisitions, goodwill                                        (66,340)                 -
   Expenditures for patent, net                                                      (30,000)           (51,172)
                                                                              ---------------    ---------------
               Net cash used in investing activities                                (251,009)          (114,666)
                                                                              ---------------    ---------------

Cash flows from financing activities
   Proceeds from issuance of common stock                                             81,526          5,023,803
   Proceeds from issuance of Series B preferred stock                              1,500,000                  -
   Proceeds from issuance of notes payable                                                 -            135,000
   Principal payments on notes payable                                                (8,807)        (1,210,477)
   Principal advances on stockholder loan                                                  -           (300,545)
   Proceeds from payments on stockholder loan                                        107,831                  -
   Costs associated with obtaining financing                                        (300,000)                 -
                                                                              ---------------    ---------------
               Net cash provided by financing activities                           1,380,550          3,647,781
                                                                              ---------------    ---------------
                                                                              ---------------    ---------------

               Net increase in cash                                                  300,043          3,515,921

Cash beginning                                                                       580,522             24,278
                                                                              ---------------    ---------------

Cash ending                                                               $          880,565  $       3,540,199
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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months and six months ended March 31, 1998 and March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Basic loss per share calculations



                                  For the Quarter Ending March 31, 1998       For the Quarter Ending March 31, 1997
                               ------------------------------------------  -------------------------------------------
                               ------------------------------------------  -------------------------------------------

                                   Income        Shares      Per Share         Income        Shares       Per Share
                                (Numerator)   (Denominator)   Amount        (Numerator)   (Denominator)    Amount
                               ------------- -------------- -------------  ------------- --------------- -------------
                               ------------- -------------- -------------  ------------- -----------------------------
Net Loss                           $ (91,451)                                 $ (220,768)
Less: Preferred stock dividends       16,652
                               ------------- -------------- -------------  ------------- --------------- -------------
                               ------------- -------------- -------------  ------------- --------------- -------------
Income available to common
 shareholders                       (108,103)    3,153,568                      (220,768)     1,533,166
Effect of exercise of Options                      466,667
                               ------------- -------------- -------------  ------------- --------------- -------------
                               ------------- -------------- -------------  ------------- --------------- -------------

Income available to common
 shareholders                     $ (108,103)    3,620,235       $ (0.03)     $ (220,768)     1,533,166       $ (0.14)
                               ============= ============== =============  ============= =============== =============
                               ============= ============== =============  ============= =============== =============


                                For the Six Months Ending March 31, 1998     For the Six Months Ending March 31, 1997
                               --------------------------------------------  -----------------------------------------
                               --------------------------------------------  -----------------------------------------

                                  Income        Shares      Per Share         Income        Shares       Per Share
                                (Numerator)   (Denominator)   Amount        (Numerator)   (Denominator)    Amount
                               ------------- -------------- ---------------  ------------ -------------- -------------
                               ------------- -------------- ---------------  ------------ -------------- -------------
Net Loss                          $ (143,505)                                 $ (583,494)
Less: Preferred stock dividends       16,652                                           -
Income Available to common          (160,157)    3,145,415                      (583,494)     1,201,507
                               ------------- -------------- ---------------  ------------ -------------- -------------
                               ------------- -------------- ---------------  ------------ -------------- -------------
 shareholders
Effect of exercise of Options                      233,333
                               ------------- -------------- ---------------  ------------ -------------- -------------
                               ------------- -------------- ---------------  ------------ -------------- -------------
Income available to common
 shareholders                     $ (160,157)    3,378,748        $ (0.05)    $ (583,494)     1,201,507       $ (0.49)
                               ============= ============== ===============  ============ ============== =============


Note 3 - Accounting Change

The Company adopted Statement of Accounting Standards #128, Earnings per Share, during the quarter ended December 31, 1997. Since the Company has reported a loss only the basic earnings (loss) per share is required. The inclusion of converted preferred shares in the calculation of weighted average shares for diluted earnings per share purposes would be anti-dilutive and per FASB 128, cannot be included in the financial statements.

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

On March 19, 1998, the Company completed a public offering for 1,375,000 Units, each Unit consisting of one share of Common Stock, $.0001 par value, and one Series A Redeemable Common Stock Purchase Warrant, at a price of $4.00 per Unit. In addition, the underwriter exercised its over-allotment purchase option and purchased 206,250 additional Units at the initial per Unit public offering price less the underwriting discounts and commission.

On July 28, 1998, the Company acquired all the outstanding common stock, representing 100% ownership of Atlas Chemical Company, a paint manufacturer and distributor, located in Miami, Florida. The Company acquired this firm so that it would have a larger manufacturing facility to both expand production of coatings and to obtain an established marketing distribution channel which included major accounts such as Builders Square, Ace Hardware, Lowes, among others.

On March 2, 1998, the Company acquired the assets of Ladehoff Paint Manufacturing Co., Inc. of Mesa, Arizona for $115,000. This acquisition included property and equipment, inventory and goodwill along with its tradename. No liabilities were acquired in this acquisition.

The Company has sustained significant operating losses since its inception. Management's strategy of expanding the ThermaCool(TM) product line, developing a commercially viable manufacturing process for shells and expansion into new markets for its shell technology may result in the Company incurring additional losses due to the costs associated with these strategies. The Company expects to incur losses until it is able to increase its sales, expand its product line and increase its distribution capabilities to a sufficient revenue level to offset ongoing operating and expansion costs. To-date, the Company has realized some operating benefits with this strategy.

RESULTS OF OPERATIONS

Three months ended March 31, 1998 compared to Three months ended March 31, 1997

Total revenues for the three months ended March 31, 1998 was $712,347 compared to $210,156 for the same period of 1997, which represents an increase of $502,191 or 239%. The increase was a result of both expanded sales of paint products and coatings produced by the Company's paint manufacturing facility and the sales contribution for the period of the Atlas Chemical Co. operation.

Gross profit margins were 33.4% and 49.9%, respectively, for the three-month period ending March 31, 1998 as compared to the prior period ending March 31, 1997. This decrease is the result of a change in mix of paint and coatings products sold by the Company and the continuing lower margin contribution of Atlas Chemical. It is expected that with the higher levels of materials purchases, economies of scale from the combined business will allow the Company to benefit from higher gross profit margins in the future.

For the three months ended March 31, 1998, total selling, general and administrative expenses were $408,424, as compared to $294,315 for the same period of the previous year, an increase of $114,109, or 39%. This increase was due to higher expenses incurred by the company in marketing, staffing and other expenses associated with the Company's operations together with the additional costs for S,G & A of the Atlas Chemical operation. The Company has taken steps to reduce duplication of personnel and is in the process of consolidating its staffing, marketing, and production for more efficient and effective business operations that will be completed within the third quarter of this fiscal year.

The Company continued to experience a loss from operations of $170,224 for the period ending March 31, 1998 as compared to a loss of $189,422 for the same prior year period. The higher consolidated gross profit for this period was offset, in part, by a higher level of S, G & A expense incurred during this three month period that contributed to the lower operating loss. Management anticipates that further increasing levels of sales, including continuing contributions from Atlas Chemical and its recently acquired Ladehoff Paint Manufacturing businesses, will result in improvement in future operating performance.

Other income for the recent period ended March 31, 1998 included interest income of $13,080 from the Company's cash balance at its bank that was 76% higher than the previous year ago period. In addition, the Company benefited from a settlement of an outstanding account payable that provided a one-time income benefit of $45,045 for this period. The year ago period was adversely effected by a commission expense relating to bridge financing prior to the Company's successful public offering completed in March 1997. There was $2,215 of interest expense in the present period as compared to $64,995 in the prior year's quarter. The expense for the year ago period reflected the bridge loans that were outstanding during that time and the resultant interest charges for that debt.

Based upon management's current estimates of future taxable income, management has determined that a valuation allowance of fifty percent (50%) is appropriate during the current period ending March 31, 1998 to represent that portion of deferred taxes that may be realized in the future.

The net loss, after income taxes benefit but before dividends on preferred stock, and net loss per share was $91,451 for the three months ended March 31, 1998 as compared to a net loss of $220,768 for the same period in 1997. During February 1998, the Company completed a placement of preferred stock bearing an 8% dividend. The dividend on this outstanding issue was $16,652 for the quarter. There was no preferred stock bearing a dividend outstanding in the year ago period. The basic earnings or net loss after dividends on preferred stock, and the basic per share earnings or net loss attributable to common shares was $108,103 and $0.03 for the three months ended March 31, 1998 as compared to a net loss of $220,768 and $0.14 on the same basis for the same period in 1997.

Six months ended March 31, 1998 compared to six months ended March 31, 1997

Total revenue for the six months ended March 31, 1998 was $1,470,631 compared to $403,543 for the same period of 1997, which represents an increase of $1,067,088, or 264%. The increase was primarily the result of the contribution of the Atlas Chemical that expanded the sales of paint products and coatings produced by the Company.

Gross profit margins were 34% and 41%, respectively, for the present six month period ending March 31, 1998 as compared to the prior period ending March 31, 1997. This decrease was the result of a change in mix of paint and coatings products sold with the lower margined products, principally from the Atlas product line, contributing more significantly during the period.

For the six months ended March 31, 1998, total selling, general and administrative expenses were $748,069, as compared to $729,365 for the same period of the previous year, an increase of approximately $18,704, or 3%. This slight increase is the result of the Company's efforts to control its overhead expense within the consolidation of its existing operations with the Atlas business.

The Company continued to experience a loss from operations of $244,294 for the period six month ending March 31, 1998 as compared to a loss of $562,633 for the same prior year period. The gross profit increase over the prior period was $337,043, or 202%, primarily resulting from the profit contribution of higher revenues as compared to the year ago period. This higher margin contribution, while maintaining S G & A expense, resulted in a lower reported loss from operations for the period. Management anticipates that further increases in sales while controlling its S G & A expense levels, will result in an improvement in its future operating performance.

Based upon management's current estimates of future taxable income, management has determined that a valuation allowance of fifty percent (50%) is appropriate during the current period ending March 31, 1998 to represent that portion of deferred taxes that may be realized in the future.

The net loss, after income taxes benefit but before dividends on preferred stock, and net loss per share was $179,382 for the six months ended March 31, 1998 as compared to a net loss of $690,130 for the same period in 1997. This represented a reduction in the loss of $510,748 for this period as compared to the year before six-month period ended March 31, 1997. During February 1998, the Company completed a placement of preferred stock bearing a 8% dividend. The dividend on this outstanding issue was $16,652 for this current six-month period. There was no preferred stock bearing a dividend outstanding in the year ago period. The basic earnings or net loss after preferred dividends on preferred stock, and the basic per share earnings or net loss attributable to common shares was $160,157 and $0.05 for the six months ended March 31, 1998 as compared to a net loss of $583,494 and $0.49 on the same basis for the same period in 1997.

This current six-month period loss per share was lower, in part, because of the effect of more common shares outstanding. During these two comparable periods, the weighted average shares outstanding increased from 1,201,507 to 3,378,748. This increase is directly attributed to the Company's successful underwriting that was concluded in March 1998, the conversion of convertible preferred stock into common stock, and the dilutive effect of exercisable stock options.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its operations and product development activities with capital provided by issuing securities and from borrowings. During the six months ending March 31, 1998, the Company raised approximately $1.3 million through the placement of convertible preferred stock, after related expenses.

On February 19, 1998, the Company completed an offering of 1,500 shares of Series B Preferred Stock to Thomson Kernaghan & Co., Ltd. pursuant to Regulation
S. The principal placement agent for the offering was London Select Enterprises, Ltd. The total offering price for the Series B Preferred Stock was $1,500,000.00. This preferred issue has an 8% yield. This placement allows the holder to convert such preferred stock into the Company's common stock at the lower of the common stock bid price five days prior to funding or five days prior to exercise of the conversion election. As of March 31, 1998, $250,000 of preferred stock was converted into 195,369 shares of common stock, including dividends paid in common stock.

The Company will continue to focus its marketing efforts within the Sunbelt Region of the United States to increase consumer awareness and acceptance of both its existing and new products. In addition to this marketing effort, the Company has expanded its manufacturing capabilities at its Miami location that will enable it to produce higher production volumes.

For the six month period ended March 31, 1998, the Company's net cash used in operating activities was $829,498 in the current period compared with $17,194 used in operating activities in the comparable period last year. In this period, cash used in operating activities principally resulted from supporting its net loss and the expansion of accounts receivables, inventory and other assets while reducing accounts payable and accrued expenses.

Net cash used in investing activities for the six month period ended March 31, 1998 was $251,009 as compared to $114,666 in the prior year, is primarily attributed to higher levels of capital expenditures and the acquisition of Ladehoff Paint.

Net cash from financing activities for the six-month period ended March 31, 1998 was $1,380,551 compared to $3,647,781 in the prior period. The present period included the preferred stock equity placement while the prior period included the successful underwriting in which the Company raised approximately $5 million and the repayment of outstanding debt. During the present period, $107,831 of officer loan was repaid.

As of March 31, 1998, the Company had net working capital of $1,381,145 as compared to a net working capital position of $334,911 at fiscal period ending September 31, 1997. The Company's working capital position improved primarily because of its $1.5 million preferred stock placement in February 1998. The Company's ratio of current assets to current liabilities was 3.1 at March 31, 1998.

The preferred stock placement completed during February 1998 has provided the Company with sufficient capital to meet its present working capital needs and provides funds for expansion of its operations for at least the next twelve months. The primary motivation for this equity infusion was to allow the Company to meet the new tangible net worth requirements for continued listing of its securities on NASDAQ.

                         THERMACELL TECHNOLOGIES, INC.


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

         On May 2, 1997, the Company was served with a summons regarding a civil action filed in the United States District Court, Eastern District of Michigan by IA, Inc., as plaintiff, that alleges the Company, and its president, John Pidorenko, and Monroe Parker Securities, Inc., the Company's underwriter, breached a marketing agreement executed by Mr. Pidorenko on March 26, 1992 relating to technologies developed by IA, Inc. This agreement contained a confidentiality and non-disclosure clause for technologies purportedly developed by IA, Inc. The Company was not a party to that agreement. The Company believes that it has not infringed on any patents held by IA, Inc., non-withstanding the validity of such patents and/or their claims. The petition requested various court actions including a jury trial, but no specific request for damages. The Company intends to vigorously defend itself in this action. The Company believes it has meritorious defenses in this matter which is in a preliminary stage and which will not be resolved until a considerable period of time has elapsed. The Company has previously agreed to indemnify the Monroe Parker Securities, Inc., its former underwriter, against any claims asserted by this party.

Item 5.           Other Information

     On January 15, 1998, Mr. Peter Mahovlich was appointed to the board of directors of the Company.

Item 6.           Exhibits and reports on Form 8K

     Form 8K, dated February 19, 1998, is incorporated herein by reference.


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ThermaCell Technologies, Inc.

Dated : 5/14/98                                  /s/ Gerald Couture
                                                 _______________________
                                                 Gerald Couture
                                                 Vice-President, Finance and CFO