Form 10QSB
period 1998-06-30
THERMACELL TECHNOLOGIES INC
filed 1998-08-14
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1998

         [   ]  Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from __________ to __________

                         Commission File Number 0-21279

                          THERMACELL TECHNOLOGIES, INC.
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          FLORIDA                                                59-3223708
     -----------------                                      --------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                     1125 Commerce Blvd., Sarasota, FL 34243
                     ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (941) 358-0306
                                 --------------
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---
     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of June 30, 1998 was 4,245,021.

         Transitional Small Business Disclosure Format:

Yes      No X
   ---     ---

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY


                                      Index



                                                                         Page
Part I - Financial Information                                           ----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           September 30, 1997 and June 30, 1998........................ 1 - 2

         Consolidated Statements of Operations -
           Three months and nine months ended June 30, 1997 and 1998...     3

         Consolidated Statements of Cash Flows -
           Nine months ended June 30, 1997 and 1998....................     4

         Notes to Consolidated Financial Statements....................     5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................... 6 - 9

Part II - Other Information

Item 1. Legal Proceedings..............................................    10

         Signatures....................................................    10

Exhibit 11.............................................................    11

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                     Assets



                                                                                        June 30,           September 30,
                                                                                          1998                 1997
                                                                                    ------------------   ------------------
                                                                                    ------------------   ------------------
                                                                                       (unaudited)
Current assets
   Cash                                                                           $           506,079  $           580,522
   Accounts receivable, net                                                                   399,766              384,351
   Notes receivable                                                                            50,000                    -
   Other                                                                                       18,187                1,676
   Inventories                                                                                556,481              410,972
   Prepaid expenses and other                                                                  14,182                8,886
   Prepaid stockholder relations expenses                                                     185,387                    -
                                                                                    ------------------   ------------------
                                                                                    ------------------   ------------------

         Total current assets                                                               1,730,082            1,386,407
                                                                                    ------------------   ------------------
                                                                                    ------------------   ------------------

Property and equipment                                                                      1,028,859              697,671
   Less - accumulated depreciation                                                            186,603               86,773
                                                                                    ------------------   ------------------
                                                                                    ------------------   ------------------
                                                                                              842,256              610,898
                                                                                    ------------------   ------------------
                                                                                    ------------------   ------------------

Other assets
   Deposits                                                                                    20,757               14,795
   Deferred income tax benefit, net                                                           690,961              631,372
   Goodwill, net                                                                              842,053              819,199
   Other intangibles, net                                                                     101,856               80,004
                                                                                    ------------------   ------------------
                                                                                    ------------------   ------------------
                                                                                            1,655,627            1,545,370
                                                                                    ------------------   ------------------
                                                                                    ------------------   ------------------




         Total assets                                                             $         4,227,965 $          3,542,675
                                                                                    ==================   ==================
                                                                                    ==================   ==================




See notes to consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                      Liabilities and Stockholders' Equity



                                                                                        June 30,           September 30,
                                                                                          1998                 1997
                                                                                    ------------------   ------------------
                                                                                    ------------------   ------------------
                                                                                       (unaudited)
Current liabilities
   Accounts payable                                                               $           390,102  $            551,572
   Accrued expenses                                                                           148,891              277,192
   Accrued payroll and payroll taxes                                                                -              187,321
   Current maturities of long-term debt
     Notes payable                                                                             11,905               18,434
     Capital leases                                                                            12,882               16,977
                                                                                    ------------------   ------------------
                                                                                    ------------------   ------------------

         Total current liabilities                                                            563,780            1,051,496
                                                                                    ------------------   ------------------
                                                                                    ------------------   ------------------

Long-term debt, net of current maturities
   Notes payable                                                                               65,113               41,856
   Capital lease obligations                                                                   59,383               21,233
                                                                                    ------------------   ------------------
                                                                                    ------------------   ------------------
         Total long-term debt, net of current maturities                                      124,496               63,089
                                                                                    ------------------   ------------------
                                                                                    ------------------   ------------------

         Total Liabilities                                                                    688,276            1,114,585
                                                                                    ------------------   ------------------
                                                                                    ------------------   ------------------

Stockholders' equity
   Preferred stock, par value $.0001
     5,000,000 shares, authorized, issued
     and outstanding                                                                              500                  500

   Preferred  stock,  Series B  convertible,  $1,000 stated  value,  8% dividend
     Authorized 1,500 shares,
     570 outstanding June 30, 1998                                                            570,000                    -

   Common stock, par value $.0001
     Authorized 20,000,000 shares,
     4,245,021 and 3,021,139 issued, respectively                                                 425                  301

   Additional paid-in capital                                                               6,277,152            5,564,319
   Deduct notes receivable associated with stockholder loan                                  (449,974)            (550,460)
   Accumulated deficit                                                                     (2,858,412)          (2,586,570)
   Less - Treasury stock                                                                           (2)                   -
                                                                                    ------------------   ------------------
                                                                                    ------------------   ------------------

         Total stockholders' equity                                                         3,539,689            2,428,090
                                                                                    ------------------   ------------------
                                                                                    ------------------   ------------------


         Total liabilities and stockholders' equity                               $         4,227,965 $          3,542,675
                                                                                    ==================   ==================
                                                                                    ==================   ==================



See notes to consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                            For the Three Months Ended              For the Nine Months Ended
                                                          --------------------------------        -------------------------------
                                                            June 30,           June 30,             June 30,           June 30,
                                                              1998               1997                 1998               1997
                                                          --------------      ------------        -------------       -----------
Revenue
     Sales                                               $      789,183      $    287,468       $    2,259,814      $    691,011

Less cost of sales                                              497,462           163,265            1,464,318           400,076
                                                          --------------      ------------        -------------       -----------

     Gross profit                                               291,721           124,203              795,496           290,935

Selling, general and administrative
     expenses                                                   430,055           399,779            1,178,124         1,129,144
                                                          --------------      ------------        -------------       -----------

                 Loss from operations                          (138,334)         (275,576)            (382,628)         (838,209)
                                                          --------------      ------------        -------------       -----------

Other income (expense)
     Commissions                                                      -                 -                    -           (34,883)
     Interest income                                             15,405            19,755               40,471            27,176
     Interest expense                                                 -           (85,432)              (6,894)         (183,157)
     Other                                                        4,368           (11,696)              51,108           (14,006)
                                                          --------------      ------------        -------------       -----------

                 Total other income (expense)                    19,773           (77,373)              84,685          (204,870)
                                                          --------------      ------------        -------------       -----------

                 Loss before income taxes                      (118,561)         (352,949)            (297,943)       (1,043,079)

Income taxes
     Deferred income tax benefit                                 23,712            70,339               59,589           176,975
                                                          --------------      ------------        -------------       -----------

                 Net loss                                $      (94,849)      $  (282,610)      $     (238,354)     $   (866,104)
                                                          ==============      ============        =============       ===========


Basic loss per common share                              $        (0.03)      $     (0.10)      $        (0.08)     $      (0.50)
                                                          ==============      ============        =============       ===========



See notes to consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  For the Nine Months Ended
                                                                              ----------------------------------
                                                                                 June 30,           June 30,
                                                                                   1998               1997
                                                                              ---------------    ---------------
Cash flows from operating activities:
   Reconciliation of net loss to net cash
     used in operating activities
       Net loss                                                           $         (271,842) $        (866,104)
       Adjustments to reconcile net loss to net
         cash used in operating activities
         Depreciation                                                                 99,830             30,017
         Amortization                                                                 58,634             20,334
         Deferred income tax benefit                                                 (59,589)          (177,738)
         (Increase) decrease in accounts and notes receivable                        (65,415)           106,376
         (Increase) decrease in inventories                                         (145,509)            14,081
         (Increase) in prepaid and other assets                                     (213,156)           (19,801)
         Increase (decrease) in accounts payable                                    (161,470)          (143,309)
         Increase (decrease) in accrued expenses                                    (315,622)           107,114
                                                                              ---------------    ---------------
               Net cash used in operating activities                              (1,074,139)          (929,030)
                                                                              ---------------    ---------------

Cash flows from investing activities
   Capital expenditures                                                             (331,188)           (66,631)
   Capital expenditure acquisitions, goodwill                                        (73,340)                 -
   Expenditures for patent, net                                                      (30,000)           (30,000)
                                                                              ---------------    ---------------
               Net cash used in investing activities                                (434,528)           (96,631)
                                                                              ---------------    ---------------

Cash flows from financing activities
   Proceeds from issuance of common stock                                            122,955          5,613,027
   Proceeds from issuance of Series B preferred stock                              1,500,000                  -
   Proceeds from issuance of notes payable                                            61,407                  -
   Principal payments on notes payable                                               (10,624)        (1,798,181)
   Principal advances on stockholder loan                                                  -           (671,285)
   Proceeds from payments on stockholder loan                                        100,486                  -
   Costs associated with obtaining financing                                        (300,000)                 -
   Purchase of treasury stock                                                        (40,000)                 -
                                                                              ---------------    ---------------
               Net cash provided by financing activities                           1,434,224          3,143,561
                                                                              ---------------    ---------------
                                                                              ---------------    ---------------

               Net increase in cash                                                  (74,443)         2,117,900

Cash beginning                                                                       580,522             24,278
                                                                              ---------------    ---------------

Cash ending                                                               $          506,079  $       2,142,178
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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months and nine months ended June 30, 1998 and June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Basic loss per share calculations



                                      For the Quarter Ending June 30, 1998              For the Quarter Ending June 30, 1997
                                 -----------------------------------------------   ----------------------------------------------
                                 -----------------------------------------------   ----------------------------------------------
                                      Loss           Shares        Per Share             Loss          Shares       Per Share
                                   (Numerator)    (Denominator)     Amount           (Numerator)   (Denominator)      Amount
                                 -----------------------------------------------   ----------------------------------------------
                                 -----------------------------------------------   ----------------------------------------------

Net Loss                               $ (94,849)                                      $ (282,610)
Less: Preferred stock dividends           16,836
                                 -----------------------------------------------   ----------------------------------------------
                                 -----------------------------------------------   ----------------------------------------------
Income available to common
 shareholders                           (111,685)     3,902,338                          (282,610)      2,859,551
Effect of exercise of Options                           251,282
                                 -----------------------------------------------   ----------------------------------------------
                                 -----------------------------------------------   ----------------------------------------------

Income available to common
 shareholders                         $ (111,685)     4,153,620    $ (0.03)            $ (282,610)      2,859,551   $ (0.10)
                                 ===============================================   ==============================================
                                 ===============================================   ==============================================


                                  For the Nine Months Ending June 30, 1998            For the Nine Months Ending June 30, 1997
                                 -----------------------------------------------   ----------------------------------------------
                                 -----------------------------------------------   ----------------------------------------------
                                       Loss         Shares        Per Share             Loss          Shares        Per Share
                                   (Numerator)    (Denominator)     Amount           (Numerator)   (Denominator)      Amount
                                 -----------------------------------------------   ----------------------------------------------
                                 -----------------------------------------------   ----------------------------------------------
Net Loss                              $ (238,354)                                      $ (866,104)
Less: Preferred stock dividends           33,488                                                -
Income Available to common              (271,842)     3,181,202                          (866,104)      1,745,345
                                 -----------------------------------------------   ----------------------------------------------
                                 -----------------------------------------------   ----------------------------------------------
 shareholders
Effect of exercise of Options                           251,282
                                 -----------------------------------------------   ----------------------------------------------
                                 -----------------------------------------------   ----------------------------------------------
Income available to common
 shareholders                         $ (271,842)     3,432,484   $ (0.08)            $ (866,104)      1,745,345    $ (0.50)
                                 ===============================================   ==============================================


Note 3 - Accounting Change

The Company adopted Statement of Accounting Standards #128, Earnings per Share, during the quarter ended December 31, 1997. Since the Company has reported a loss only the basic earnings (loss) per share is thereby reported as the reporting of diluted earnings per share would be anti-dilutive. The inclusion of converted preferred shares in the calculation of weighted average shares for diluted loss per share purposes would be anti-dilutive and per FASB 128, cannot be included in the financial statements.

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

On March 2, 1998, the Company acquired the assets of Ladehoff Paint Manufacturing Co., Inc. of Mesa, Arizona for $115,000. This acquisition included property and equipment, inventory and goodwill along with its trade-name. No liabilities were acquired in this acquisition.

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

RESULTS OF OPERATIONS

Three months ended June 30, 1998 compared to Three months ended June 30, 1997

Total revenue for the three months ended June 30, 1998 was $789,183 compared to $287,468 for the same period of 1997, which represents an increase of $501,715 or 275%. The increase was a result of both expanded sales of paint products and coatings produced by the Company's paint manufacturing facility and the sales contribution for the period of both the Atlas Chemical Co. and Ladehoff Paint operations.

Gross profit margins were 36.9% and 43.29%, respectively, for the three-month period ending June 30, 1998 as compared to the prior period ending June 30, 1997. This decrease is the result of a change in mix of paint and coatings products sold by the Company and the continuing lower margin contribution of both the Atlas Chemical and Ladehoff operations. It is expected that with the higher levels of materials purchases, economies of scale from the combined business, and higher margins with ThermaCool product lines will allow the Company to benefit from higher gross profit margins in the future.

For  the  three  months  ended  June  30,  1998,  total  selling,   general  and
administrative expenses were $430,055, as compared to $399,779 for the same period of the previous year, an increase of $30,276, or 8%. This increase was due to higher expenses incurred by the company in marketing, staffing and other expenses associated with the Company's operations, additional costs for S, G & A of the Atlas Chemical operation and a recently initiated investor relations program the Company undertook. Without this investor relations program, these costs would have declined over the year ago period.

The Company continued to experience a loss from operations of $138,334 for the period ending June 30, 1998 as compared to a loss of $275,576 for the same prior year period. The higher consolidated gross profit for this period was offset, in part, by a higher level of S, G & A expense incurred during this three month period that contributed to the lower operating loss. Management anticipates that further increasing levels of sales, including continuing contributions from Atlas Chemical and Ladehoff Paint will result in improvement in future operating performance.

Other income for the recent period ended June 30, 1998 included net interest income of $15,405 from the Company's cash balances. There was $85,432 of interest expense in the prior year's quarter. Interest expense is nominal for the present quarter. The expense for the year ago period reflected the bridge loans that were outstanding during that time and the resultant interest charges for that debt.

Based upon management's current estimates of future taxable income, management has determined that a valuation allowance of fifty percent (50%) is appropriate during the current period ending June 30, 1998 to represent that portion of deferred taxes that may be realized in the future.

The net loss, after income taxe benefit but before dividends on preferred stock, was $94,849 for the three months ended June 30, 1998 as compared to a net loss of $282,610 for the same period in 1997. During February 1998, the Company completed a placement of preferred stock bearing an 8% dividend. The dividend on this outstanding issue was $16,836 for the quarter. There was no preferred stock outstanding in the year ago period. The basic earnings (net loss), after dividends on preferred stock, and the basic per share earnings (net loss)attributable to common shares were $111,685 and $0.03 or the three months ended June 30, 1998 as compared to a net loss of $282,610 and $0.10 on the same basis for the same period in 1997.

Nine months ended June 30, 1998 compared to Nine months ended June 30, 1997

Total revenue for the nine months ended June 30, 1998 was $2,259,814 compared to $691,011 for the same period of 1997, which represents an increase of $1,568,803, or 327%. The increase was primarily the result of the contributions of both the Atlas Chemical and Ladehoff Paint.

Gross profit margins were 35% and 42%, respectively, for the present Nine month period ending June 30, 1998 as compared to the prior period ending June 30, 1997. This decrease was the result of a change in mix of paint and coatings products sold with the lower margined products, principally from the Atlas Chemical and Ladehoff product lines, contributing more significantly during the period.

For the nine months ended June 30, 1998, total selling, general and administrative expenses were $1,178,124, as compared to $1,129,144 for the same period of the previous year, an increase of approximately $48,980, or 4%. This slight increase is the result of the Company's efforts to control its overhead expense within its existing operations including the recently acquired Ladehoff Paint business.

The Company continued to experience a loss from operations of $382,628 for the period nine month ending June 30, 1998 as compared to a loss of $838,209 for the same prior year period. The gross profit increase over the prior period was $504,561, or 173%, primarily resulting from the profit contribution of higher revenues as compared to the year ago period. This higher margin contribution, while maintaining S G & A expense, resulted in a lower reported loss from operations for the period. Management anticipates that further increases in sales while controlling its S G & A expense levels, will result in additional improvement in its future operating performance.

Based upon management's current estimates of future taxable income, management has determined that a valuation allowance of fifty percent (50%) is appropriate during the current period ending June 30, 1998 to represent that portion of deferred taxes that may be realized in the future.

The net loss, after income taxes benefit but before dividends on preferred stock, was $238,354 for the nine months ended June 30, 1998 as compared to a net loss of $866,104 for the same period in 1997. This represented a reduction in the loss of $627,750 for this period as compared to the year before nine-month period ended June 30, 1997. During February 1998, the Company completed a placement of preferred stock bearing a 8% dividend. The dividend on this outstanding issue was $33,488 for the present nine-month period. There was no preferred stock bearing a dividend outstanding in the year ago period.

Basic earnings (net loss)after preferred dividends on preferred stock, and the basic earnings per share earnings or net loss attributable to common shares were $271,842 and $0.08, respectively, for the nine months ended June 30, 1998 as compared to a net loss of $866,104 and $0.50 on the same basis, respectively, for the same period in 1997.

This current nine-month period loss per share was lower, in part, because of the effect of more common shares outstanding. During these two comparable periods, the weighted average shares outstanding increased from 1,745,345 to 3,432,484. This increase is directly attributed to the Company's successful IPO that was concluded in March 1998, the conversion of convertible preferred stock into common stock, and the dilutive effect of exercisable stock options.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its operations and product development activities with capital provided by issuing securities and from borrowings. During the nine months ending June 30, 1998, the Company raised approximately $1.3 million through the placement of convertible preferred stock, after related expenses.

On February 19, 1998, the Company completed an offering of 1,500 shares of Series B Preferred Stock to Thomson Kernaghan & Co., Ltd. pursuant to Regulation
S. The principal placement agent for the offering was London Select Enterprises, Ltd. The total offering price for the Series B Preferred Stock was $1,500,000.00. This preferred issue has a 8% yield. This placement allows the holder to convert such preferred stock into the Company's common stock at the lower of the common stock bid price five days prior to funding or five days prior to exercise of the conversion election. As of June 30, 1998, $930,000 of preferred stock was converted into 980,569 shares of common stock, including dividends paid in common stock.

The Company will continue to focus its marketing efforts within the Sunbelt Region of the United States and with the Ladehoff acquisition an effort with the western region of the country. These efforts will be increase consumer awareness and acceptance of both its existing and new products. In addition to this marketing effort, the Company has expanded its manufacturing capabilities at its Miami location that will enable it to produce higher production volumes.

For the nine month period ended June 30, 1998, the Company's net cash used in operating activities was $1,074,139 in the current period compared with $929,030 used in operating activities in the comparable period last year. In this period, cash used in operating activities principally resulted from supporting its net loss and the expansion of account receivables, inventory and other assets while reducing accounts payable and accrued expenses.

Net cash used in investing activities for the nine month period ended June 30, 1998 was $434,528 as compared to $96,631 in the prior year, is primarily attributed to higher levels of capital expenditures and the acquisition of Ladehoff Paint.

Net cash from financing activities for the nine-month period ended June 30, 1998 was $1,434,224 compared to $3,143,561 in the prior period. The present period included the preferred stock equity placement while the prior period included the successful underwriting in which the Company raised approximately $5 million and repaid its outstanding debt. During the present period, a net of $100,486 of officer loans were repaid.

As of June 30, 1998, the Company had net working capital of $1,166,302 as compared to a net working capital position of $334,911 at fiscal period ending September 31, 1997. The Company's working capital position improved primarily because of its $1.5 million preferred stock placement in February 1998. The Company's ratio of current assets to current liabilities was 3.1 at June 30, 1998.

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

     On or about February 11, 1998, Mr. Kevin Horrell filed an amended complaint against the Company and Mr. Pidorenko, the Company's president. The previous complaint had been dismissed in the Circuit court of the 12th Judicial Circuit, in and for Sarasota County, Florida. Mr. Horrell alleges that he is due certain unrestricted securities of the Company in connection with prior financing activities. Mr. Horrell alleges breach of contract, fraud in the inducement of a contract and violations of Rule 10b-5. The Company believes it has meritorious defenses in this matter which is in the preliminary stage and is prepared to vigorously defend in this action.



SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ThermaCell Technologies, Inc.

Dated : 8/14/98                              /s/ Gerald Couture
                                             -------------------------
                                             Gerald Couture
                                             Vice-President, Finance and CFO