Form 10KSB
period 1998-09-30
THERMACELL TECHNOLOGIES INC
filed 1998-12-31
CIK 1002360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the year ended  September 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21279


                          THERMACELL TECHNOLOGIES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                  59-3223708
             -------                                  ----------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)

  1125 Commerce Blvd. Sarasota, Florida                     34243
  -------------------------------------                     -----
 (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (941) 358-0306

Securities registered pursuant to Section 12(b) of the Act: NONE

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [ X ] Yes  [    ] No

                  Check if no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State  issuer's   revenues  for  its  most  recent   reporting   period  (Fiscal
year)...$2,860,196.

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 21, 1998 was $6,645,050. The bid price of the common stock at that date was $1.50.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's stockholders to be held on March 16, 1999 are incorporated by reference into part III of this Form.

                          THERMACELL TECHNOLOGIES, INC.

                               FORM 10-KSB - Index

                     FOR THE YEAR ENDED SEPTEMBER 30, 1998

PART I                                                                   Page
                                                                         ----

Item 1. Business                                                           1.

Item 2. Properties                                                         7.

Item 3. Legal Proceedings                                                  8.

Item 4. Submission of Matters to a Vote of Security Holders                9.

PART II

Item 5. Market of the Registrant's Securities
 and Related Stockholder Matters                                           9.

Item 6. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  11.

Item 7. Consolidated Financial Statements and Supplementary Data           16.

Item 8. Changes in and Disagreements with Accountants on Accounting
and Financial Disclosures                                                  16.

PART III

Item 9. Directors and Executive Officers of the Registrant                 16.

Item 10. Executive Compensation                                            16.

Item 11. Security Ownership of Certain Beneficial Owners and Management    17.

Item 12. Certain Relationships and Related Transactions                    17.

Item 13. Exhibits, Consolidated Financial Statements,
 Schedules and Reports on Form 8-K                                         17.

Signatures                                                                 19.

This Form 10-KSB  contains  forward  looking  statements,  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events and the future performance of the Company which involve risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. The Company believes that the patents it is seeking on its microshell technologies are unique in manufacture and application. There can be no assurance that such patents will be granted. The patent approval process is both involved and time dependent. There can be no assurance that approval will be granted in a manner that protects the Company's technologies or that others have not claimed aspects of these technologies in patents or pending patents. As to the Company's performance, actual results could differ materially from those projected in the forward looking statements contained herein.



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

On November 30, 1995, the Company acquired the assets of C.F. Darling Paint & Chemicals, Inc., a paint manufacturing company, located in Holiday, Florida ("Darling Paint") for approximately $250,000. in cash. The Company also assumed the real estate lease for the Darling Paint facility. The Company acquired these assets so that it would have a facility to produce and develop paints and coatings. Prior to this acquisition, the Company was required to purchase paints and coatings from independent paint and coating manufacturers.

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


BUSINESS STRATEGY

The Company's business strategy is to become profitable by commercially exploiting its shell technologies along with the manufacture and distribution of conventional paint and coating products. An important element in the Company's present strategy incorporates acquisitions within the paint industry of paint manufacturers and distributors. Within established distribution channels, the Company anticipates marketing ThermaCool(TM) coatings that complement established paint and coating products. The Company's business strategy is dependent upon the successful implementation of the following:


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

The initial ThermaCool(TM) product is a roof coating material which incorporates the partially evacuated shells into a roof coating mixture which the Company is able to manufacture through its present paint production assets. This product can be used to coat new roofs as well as existing tiles, shingles and flat roofs and can be applied by manufacturers of concrete and ceramic tiles. The Company is also marketing a ThermaCool(TM) exterior wall coating which it believes can also reduce emissivity and thermal conductivity.

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

SHELL TECHNOLOGY

The Company has the rights to certain patent applications relating to evacuated shells. The first involves a technique for manufacturing insulating shells in a manner that enables the evacuation of retained gases within the shells. This evacuation results in low gas pressure within the shell that can reduce the thermal conductivity, thus improving insulation qualities. Evacuated shells are capable of forming vacuums that limit heat transfer.

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

MANUFACTURING FACILITIES AND TECHNIQUES

Management has acquired machinery, tooling, a high temperature furnace and other items necessary to manufacture evacuated shells at its Sarasota, Florida location. Production of limited quantities of shells sufficient for the Company's immediate needs is anticipated during fiscal year 1999. Management will utilize its limited initial production to provide for early demand expectations. Within the next 12 to 18 months a more substantial facility will need to be built to provide evacuated shells in quantities greater than 1,000,000 pounds annually. Internal cost estimates, prepared by management, indicate that the Company will require at least $1,500,000 to build a shell manufacturing facility sufficient to provide commercial quantities of shells to outside parties as a separate business endeavor.

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

The Company currently produces its ThermaCool(TM) product line at its Miami facility. The Company also continues to produce and sell general paint and coating products from its acquisition of Atlas Chemical Co. The Company presently has the capability for paint and coatings production of 500,000 gallons per year. The current plant facilities are capable of producing up to $10,000,000 in gross product sales.

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

Major producers of special purpose coatings include PPG Industries, DuPont, Sherwin-Williams, RPM, Inc., Inmont, Courtaulds, PLC, Glidden, Azkon.V. and Valspar Corp. The U.S. Bureau of Census valued the special purpose coatings market at approximately $3 billion in 1995. The roofing, coating and industrial construction coating market segment represents approximately 15% of the total "special purpose coatings" market, or 28 million gallons valued at approximately $450,000,000.

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

The Company currently has retail locations in Miami, and Holiday, Florida. The Miami location is adjacent to its manufacturing facilities for traditional paints and coatings. It is management's intention to sell the Holiday retail facility and concentrate on the manufacture and distribution of its ThermaCool(TM) and conventional paint products. The Miami retail location will be retained for customer convenience. In addition, the Company plans to market directly to specialty industries such as the RV motor home industry and manufactured housing industry. The Company will also target chains such as Home Depot and Builder's Square as point of sale distribution outlets for its products. The Company believes that viable business opportunities for franchising and distribution relationships with existing painting and coating contractors are additional marketing and distribution strategies that can expand the sale of the Company's products. The Company also believes that its products may be distributed through private label arrangements with other distributors. There is no assurance that any of these marketing or distribution strategies will be successful.

NEW PRODUCT APPLICATIONS AND DEVELOPMENT

The Company presently is focused on the initial production of evacuated shells that will prove adequate for near term demand of its ThermaCool(TM) products. Concentration of its present efforts will continue to focus on applications utilizing shell technologies for paints and coatings. Management has identified construction components such as drywall, gypsum board, home siding materials and space foam insulation as future potential markets. Other potential markets include refrigeration and cooling systems, automotive and transportation applications, and cups and thermoses. Research and development will eventually focus on the techniques and procedures necessary to combine evacuated shells into materials which can benefit from improved insulation ("R") values. There is no assurance that the Company will be successful in developing any new applications for evacuated shells.

PRODUCT LIABILITY INSURANCE AND WARRANTIES

The Company currently has product liability insurance in force with limits of $1,000,000 per occurrence and a $2,000,000 aggregate limit. There is no assurance that these limits will be adequate to protect the Company.

The Company supplies the following warranties for its Scientific Coatings products: (1) All ThermaCool(TM) products have eight year warranties; (2) #44000 Acrylic House Paint has a nine year warranty; (3) #4000 Acrylic House Paint has a seven year warranty; (4) #2400 Acrylic Latex House Paint has a five year warranty; (5) #2200 100% Vinyl Acrylic House Paint has a five year warranty. All remedies as to warranty failures require only replacement of these products.

The Company supplies its Atlas Chemical products with warranties for varying periods of five to twenty years. Such warranties provide for replacement of defective product with new product of equivalent price. The Company makes no other warranties as to its products.

EMPLOYEES

As of September 30, 1998, the Company had 28 employees, of whom five are salaried and the balance are paid hourly. Of these employees, six are located at the Sarasota facility, two at Holiday, and the balance are at Atlas Chemical in Miami, Florida. The Company considers its relations with its employees to be excellent.

ITEM 2. PROPERTIES.

The Company currently leases and occupies 5,100 sq. ft. of space at 1125 Commerce Blvd, in Sarasota, Florida where it maintains its corporate offices and where it is developing initial production facilities for its evacuated shells. This lease expires in June 30, 2001. Lease payments are $34,800 each year. The facility consists of approximately 850 square feet of office space with the balance being used for warehousing and manufacturing.

The Company leases and occupies 2,000 sq. ft. of retail space in Holiday, Florida where it sells and distributes paint and coating products. This lease expires in September 1999. Current lease payments are $9,075 per year.

The Company leases and occupies 2,763sq. ft. of warehousing and retail space in Mesa, Arizona where its paint and coatings products are distributed. This lease expires in March 1999. Lease payments are approximately $10,800 per year.


The Company leases and occupies 21,000 sq. ft. of space at 4801 N.W. 77th Avenue in Miami, Florida. A five year lease commenced on August 1, 1997. Current lease payments are approximately $6,650 per month. This facility, which houses the Company's Atlas Chemical operations, consists of approximately 5,000 sq. ft. of office and retail space with the balance used for manufacturing, warehousing and distribution.

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

The proceeds of the offering that was completed on March 19, 1997 and the related costs of its undertaking are summarized as follows:





             Gross Proceeds                                      $6,325,000
             Less: Underwriter commissions                          632,500
                      Underwriter expenses                          259,308
                      Company's expenses for offering               689,259
                                                                    -------
             Net Proceeds to Company                             $4,743,933
                                                                 ==========

             Use of Proceeds:
                      Repayment of indebtedness                  $1,708,805
                      Purchase of fixed assets                      132,321
                      Interest expense and accruals                 383,906
                      Acquisition of Atlas Chemical Co.           1,059,325
                      Working capital                             1,459,576
                                                                  ---------
                                            Total                $4,743,933
                                                                 ==========

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


                               Common                  Redeemable
                               Stock                    Warrants
     ------------------------------------------------------------------
                                Bid                       Bid
     1998 Fiscal Year   High    Low    Close     High     Low     Close
     ------------------------------------------------------------------


     First quarter     5 5/16   1/4      1/2    1 1/16   1/32     1/32

     Second quarter     3 7/8   3/4  1 13/16       5/8   1/32      1/4

     Third quarter      1 3/4   7/8      7/8       5/8   5/32     5/32

     Fourth quarter       7/8   1/4     9/16      5/32   1/16      1/8



As of September 30, 1998, there were approximately 125 holders of record for common stock and 3 holders of record of the warrants. However, the Company's management believes that more than 300 individuals beneficially own the Company's Common Stock as of December 1, 1998.

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


TRANSFER AGENT AND WARRANT AGENT

Continental Stock Transfer & Trust Company of New York, New York acts as the Company's Transfer Agent and Warrant Agent.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company was a developmental stage enterprise during its initial three years of operation until fiscal year 1996. During this period, management devoted the majority of its efforts to research and development, financing, purchasing and activities related to starting up production and marketing. These activities were funded by investments from stockholders and borrowings from unrelated third parties.

The Company was not, prior to its Initial Public Offering, in a position to generate sufficient revenues during its limited operating history to fund its ongoing operating expenses or its product development activities. As a result of its IPO, the Company repaid all its outstanding indebtedness. In fiscal year 1994, the Company completed the development of its first product line. The Company has sustained significant operating losses since its inception resulting in an accumulated deficit of approximately $3,242,271 at September 30, 1998.

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

Although the Company has not yet generated sufficient revenues from its operations to be profitable, management anticipates that its systematic approach of introducing its ThermaCool(TM) product line, coupled with the revenue base and established marketing and distribution channels of Atlas Chemical and other acquisitions will position the Company for profitable future operations.

The Company will  continue to incur  losses until it is able to increase  sales,
expand  its  product   lines,   and  increase  its   distribution   capabilities
sufficiently to offset ongoing operating and expansion costs.


RESULTS OF OPERATIONS


FISCAL YEAR 1998 COMPARED TO FISCAL PERIOD 1997

Revenues

Total revenue for the year ended September 30, 1998, was $2,860,196 compared to $1,036,376 for the period ending September 30, 1997, which represented an increase of $1,823,820, or 176%. The increase was the result of expanded sales of paint products and coatings produced by the Company's paint manufacturing facility that included the business obtained in the Atlas Chemical acquisition. Atlas Chemical was acquired on July 27, 1997; therefore, its revenue contribution was for a full year for the year ended September 30, 1998.

Cost of Sales

Cost of sales for the fiscal year ended September 30, 1998, increased 181% to $1,900,043 from $675,085 in fiscal 1997. Cost of sales as a percentage of sales increased to 66.4% from 65.1 % from 1997 to 1998. This increase is attributed to a more competitive environment for the Company's traditional paint and coating products and the sales mix that included higher cost product contributing to higher cost of sales. Consequently, the gross profit margin decreased to 33.6% for fiscal year 1998 as compared to 34.9% for the prior fiscal period.
Management expects that introduction of its ThermaCool(TM) products to the established customer base of Atlas will stimulate new sales and improve the gross profit margin.

Selling, General and Administrative Expenses

For the year ended September 30, 1998, total selling, general and administrative expenses were $1,822,741, as compared to $1,500,517 for the previous fiscal period, an increase of $322,224 or 21%. The increase was due to expenses incurred with the development of the initial production of the Company's proprietary products, expenses incurred in relation to the refinement of the formulations of the paint and paint coatings being manufactured, as well as costs associated with increased marketing efforts, staffing and other expenses associated with the Company's expanded operations.

Included in the S, G & A expense for the fiscal year ending September 30, 1998 were depreciation and amortization expenses of $235,949 as compared to $71,037 in the ten month period ended September 30, 1997. This 232% increase reflects both the higher depreciation expense related to the Atlas Chemical acquisition that included substantial production machinery and equipment and the higher amortization expense of goodwill also associated with that acquisition.

In June 1998, the Company relocated its corporate offices to 1125 Commerce Blvd, Sarasota, Florida. With this relocation, the Company phased out manufacture of paint and coating products in Holiday, having shifted its paint and coatings production to its Miami facility. The Sarasota location will also house the Company's production of its microshell manufacturing operations.

Interest Expense

Interest expense decreased 85%, or $140,562, to $25,068 for the fiscal year ending September 30, 1998 from $165,630 in the previous fiscal period ending September 30, 1997. The primary reason for this reduction in interest charges is attributed to the payoff of all the Company's indebtedness that followed the public offering that was completed on March 19, 1997. The Company has not incurred any significant debt over the last fiscal year.

Net Loss

The net loss after tax benefit but before dividends on preferred stock was $614,486 for the year ended September 30, 1998, as compared to a net loss of $1,037,730 for the period ending September 30 of 1997. During February 1998, the Company completed a placement of preferred stock bearing an 8% dividend. The dividend for the fiscal year on this issue amounted to $41,215. There was no preferred stock outstanding in the year ago period. The basic earnings (net loss) after dividends on preferred stock, and the basic per share earnings (net loss) attributable to common share were $655,701 and $0.18, respectively, for the fiscal year ending September 30, 1998 as compared to a net loss of $1,037,730 and $.47 per share on the same basis for the period ending September 30, 1997. The decrease in loss is, in part, attributed to the Company's higher level of sales while holding its selling, general and administrative costs to a

18% increase over the prior fiscal period and benefiting from the substantial reduction in its interest expense over that prior period. The weighted average number of common shares outstanding increased to 3,677,183 for the fiscal year ending September 30, 1998 as compared to 2,217,106 for the prior 1997 period, a 66% increase. This increase had a dilutive effect upon the basic earnings per share loss.


FISCAL PERIOD 1997 COMPARED TO FISCAL YEAR 1996

Revenues

Total revenue for the ten month period ended September 30, 1997, was $1,036,376 compared to $615,845 for the twelve month period ending November 30, 1996, which represents an increase of $420,531, or 68%. The increase was primarily the result of the sales contribution of its wholly owned subsidiary which was acquired on July 28, 1997 and provided approximately two months of operating activity for this fiscal period.

Cost of Sales

Cost of sales for the fiscal period ended September 30, 1997, increased 71% to $675,085 from $394,867 in the fiscal year ended November 30, 1996. Cost of sales as a percentage of sales increased from 64.1% to 65.1 % from 1996 to 1997. This increase is attributed to higher costs associated with the Atlas Chemical business that was acquired during July 1997.

Selling, General and Administrative Expenses

For the period ended September 30, 1997, total selling, general and administrative expenses were $1,500,517 as compared to $1,280,339, for the fiscal year ended November 30, 1996, a 17% increase. This increase is attributed to the additional expense of the Atlas Chemical operation for the period of the Company's ownership of that business.

 In an effort to streamline operations and cut costs, management closed the Sarasota retail location in January 1997. The effect of this closure resulted in a reduction of $10,000 per month in the Company's operating costs. In addition to this retail store closure, the Company also closed its executive offices in Tampa, Florida and relocated all operations to its manufacturing facility in Holiday, Florida. As part of this restructuring, management incurred expenses relating to severance agreements with employees, lease termination payments, and additional expenses for the relocations which were substantially complete by January 31, 1997.

Interest Expense

Interest expense decreased 20%, or $41,517, to $165,630 for the fiscal period ending September 30, 1997 from $207,147 in the previous fiscal year ending November 30, 1996. Although the recent fiscal period was a ten month period, the primary reduction in interest charges is attributed to the payoff of all the Company's indebtedness following the public offering that was completed on March 19, 1997. The Company reduced its debt from approximately $1.9 million at November 30, 1996 to approximately $98,500 at September 30, 1997.

Net Loss

The net loss and the net loss per share were $1,037,730 and $0.47 per share respectively, for the period ended September 30, 1997, as compared to a net loss and net loss per share of $1,033,553 and $1.34 per share respectively, for fiscal year 1996. The loss was a slight increase of $4,177 over the previous fiscal year, but the loss per share was 65% less due to the greater number of shares outstanding as a result of the Company's successful IPO during the fiscal period. The fiscal period ending September 30, 1997 was a ten month period. On a weighted average basis, there were 2,217,106 shares outstanding for fiscal period ending September 30, 1997 as compared to 771,154 shares outstanding for fiscal year ending November 30, 1996, representing a 188% increase.

Acquisition of Atlas Chemical Co.

On July 28, 1997, the Company acquired Atlas Chemical Co., of Miami, Florida, through a purchase of all of its common stock. Atlas is a manufacturer and distributor of paint and coating products that was established in 1919. The Company anticipates that expansion of its new product sales will benefit from the established marketing and distribution channels that Atlas has in place. For its fiscal year ending June 30, 1997, Atlas Chemical had revenues of $2.4 million and experienced a net loss of $68,007.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its capital requirements and its business operations, including product development activities with funds provided by the sale of its securities and from borrowings. On March 19, 1997, the Company closed a public offering of 1,375,000 Units, each Unit consisting of one share of Common Stock, $.0001 par value, and one Series A Redeemable Common Stock Purchase Warrant at a price of $4.00 per Unit. With the successful public offering completed in March 1997, the Company was able to repay substantially all of its indebtedness and utilize the remainder of this funding for the acquisition of Atlas Chemical Co. of Miami, Florida, the initiation of its self-manufacture of micro-shells for its internal needs, and for working capital purposes.


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


On February 5, 1998, the Company was notified by NASDAQ that its listing on the NASDAQ Small Markets was in violation of the tangible net assets requirements for continued listing. This present requirement was implemented on August 27, 1997 and required the Company to maintain tangible net assets of $2 million. At September 30, 1997, the Company did not meet this current requirement. The Company's deficiency at that time was approximately $391,000.

In anticipation of the new NASDAQ listing requirements, on February 19, 1998, the Company completed an offering of 1,500 shares of Series B Preferred Stock pursuant to Regulation S. The placement agent for the offering was London Select Enterprises, Ltd. The total offering price for the Series B Preferred Stock was $1,500,000.00. This preferred issue had an 8% yield. Commissions of $180,000, totaling 12% of the offering price, were paid to the placement agent.

The Series B Preferred Shares were valued at $1,000.00 per share, and upon conversion, the Series B Preferred Shares converted into common shares of the Company as is obtained by dividing the aggregate value of the shares "Stock Price" per share of the conversion shares the lower of 70% of the average closing bid prices of common shares for the period of five consecutive trading days immediately preceding the date of conversion of the Series B Preferred Shares or 70% of the average daily closing bid prices of common shares for the period of five consecutive trading days immediately preceding the date of subscription by the holder.

The funds were used for general corporate purposes that included purchase of equipment for further development of its microshell technologies. This capital infusion permitted the Company to comply with the new NASDAQ Small Markets listing requirements.

The Company continues to experience operating losses since its public offering although the Company's net working capital and stockholders' equity have increased to $616,709 and $3,167,528 at September 30, 1998 from $334,911 and
$2,428,090 at September 30, 1997, respectively. The Company has historically not generated sufficient revenues from operations to self-fund its capital requirements. With its present business strategy, management believes it is focusing on the key elements necessary to the Company to be both profitable and successful over the long-term. Management has adopted this present strategy and is focused on its successful implementation. Management will arrange for the financial resources, if necessary, to properly execute its plan.

In the opinion of management, the Company has sufficient working capital to meet its planned needs for the next twelve months. However, the Company will require additional capital and substantial revenues from the sale of ThermaCool(TM) products in order to fund a substantial growth in operations over the next twenty-four months. Management is optimistic about obtaining future financing.

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

Monroe Parker Securities, Inc. was the Company's investment banker and underwriter for the public offering that was concluded on March 19, 1997. The underwriter was granted an appointee to the board of directors as a condition for this undertaking. During December 1997, Monroe Parker ceased substantive market making activities in the Company's common stock. Consequently, the price of the stock declined from about $4 to a low of $.50. On December 19, 1997, Stephen Drescher, who was the Monroe Parker designee to the Company's board of directors, resigned effective that date. Since then, the Company has not suffered any further consequence of Monroe Parker ceasing operations.

SEASONALITY AND FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company believes it will experience stronger demand for its paint and coatings products in the spring, summer and fall of each year. By directing its marketing efforts to the warmer states, the Company feels that fluctuations resulting from seasonality will be minimized.

INFLATION

Inflation has not proven to be a factor in the Company's business since its inception and is not expected to have a material impact on the Company's business in the foreseeable future.


ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 7 appears at page F-1, which appears after this page.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on March 16, 1999.



ITEM 10: EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on March 16, 1999.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on March 16, 1999.


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on March 16, 1999.


ITEM 13. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

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

      10.0(h) Lease for Darling Paint*

      10.0(i) Lease for Sarasota Store*

      10.0(j) Form of Promissory Note (3/6/96)*

      10.0(k) Stock Purchase Agreement between the stockholders of Atlas Chemical Co. and the Issuer effective August 1, 1997**

     23.1 Consent of Cherry, Bekaert & Holland, C.P.A.'s, Clearwater, Florida*

         --------------------------
     * Previously filed under cover of Form SB-2 (SEC File No. 333-22001).
     * * See Form 8-K filed August 7, 1997 via EDGAR

(b)   Reports on Form 8-K

         (i) Form 8-K filed February 19, 1998 containing information regarding the Regulation S offering.
         (ii) Form 8-K filed December 14, 1998 containing information regarding the acquisition of American Paints, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Date:   December 30, 1998                By:    /s/ John Pidorenko
                                                     -----------------------
                                                     John Pidorenko

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   SIGNATURE                         TITLE                          DATE

/s/ John Pidorenko        President and Chief Executive
---------------------     Officer (Principal Executive      December 30, 1998
John Pidorenko            Officer) and Chairman of
                          the Board


/s/ Gerald Couture        Vice President and Chief
-----------------------   Financial Officer (Principal      December 30, 1998
Gerald Couture            Financial Officer)

/s/ Jeffrey Kraft         Controller
-----------------------                                     December 30, 1998
Jeffrey Kraft

/s/ Kendall B. Stiles
-----------------------   Director                          December 30, 1998
Kendall B. Stiles M.D.

/s/ Peter Mahovlich
-----------------------   Director                          December 30, 1998
Peter Mahovlich

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           SEPTEMBER 30, 1998 AND 1997

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY



                                    CONTENTS

                                                                 Page
                                                                 ----


Report of Independent Certified Public Accountants               F - 3

Consolidated Balance Sheets                                      F - 4 & F - 5

Consolidated Statements of Operations                            F - 6

Consolidated Statements of Changes in Stockholders' Equity       F - 7

Consolidated Statements of Cash Flows                            F - 8

Notes to Consolidated Financial Statements                       F - 9 to F - 21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
ThermaCell Technologies, Inc.
Sarasota, Florida


We have audited the accompanying consolidated balance sheets of ThermaCell Technologies, Inc. and Subsidiary as of September 30, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ThermaCell Technologies, Inc. and Subsidiary as of September 30, 1998 and 1997 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.



                                            /s/Cherry, Bekaert & Holland, L.L.P.


Clearwater, Florida
December 21, 1998

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                     Assets



                                                                                    September 30,       September 30,
                                                                                        1998                1997
                                                                                  ------------------  ------------------


Current assets
   Cash                                                                         $            67,405 $           580,522
   Accounts receivable
     Trade, net of allowance for uncollectible accounts
     of $64,227 for 1998 and $90,147 for 1997                                               314,262             384,351
   Notes receivable - trade                                                                  52,000                   -
   Notes receivable - other                                                                  76,622                   -
   Other assets                                                                              18,998               1,676
   Inventories                                                                              489,259             410,972
   Prepaid expenses and other                                                               161,308               8,886
                                                                                  ------------------  ------------------

         Total current assets                                                             1,179,854           1,386,407
                                                                                  ------------------  ------------------

Property and equipment                                                                    1,141,502             697,671
   Less - accumulated depreciation                                                          248,530              86,773
                                                                                  ------------------  ------------------
                                                                                            892,972             610,898
                                                                                  ------------------  ------------------

Other assets
   Deposits                                                                                  16,266              14,795
   Deferred income tax benefit, net                                                         795,309             631,372
   Goodwill, net of accumulated amortization
     of $75,937 for 1998 and $17,618 for 1997                                               815,010             819,199
   Other intangibles, net of accumulated amortization
     of $16,471 for 1998 and $28,276 for 1997                                               162,469              80,004
                                                                                  ------------------  ------------------
                                                                                          1,789,054           1,545,370
                                                                                  ------------------  ------------------




         Total assets                                                           $         3,861,880 $         3,542,675
                                                                                  ==================  ==================






See notes to consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                      Liabilities and Stockholders' Equity



                                                                                    September 30,       September 30,
                                                                                        1998                1997
                                                                                  ------------------  ------------------


Current liabilities
   Accounts payable                                                             $           445,118 $           551,572
   Accrued expenses                                                                          45,396             277,192
   Accrued payroll and payroll taxes                                                         13,647             187,321
   Current maturities of long-term debt
     Notes payable                                                                           20,340              18,434
     Capital leases                                                                          38,644              16,977
                                                                                  ------------------  ------------------

         Total current liabilities                                                          563,145           1,051,496
                                                                                  ------------------  ------------------

Long-term debt, net of current maturities
   Notes payable                                                                             58,128              41,856
   Capital lease obligations                                                                 73,079              21,233
                                                                                  ------------------  ------------------
         Total long-term debt, net of current maturities                                    131,207              63,089
                                                                                  ------------------  ------------------

         Total Liabilities                                                                  694,352           1,114,585
                                                                                  ------------------  ------------------

Commitments and contingencies                                                                     -                   -

Stockholders' equity
   Preferred stock, Series A, par value $.0001
     5,000,000 shares, authorized, issued
     and outstanding                                                                            500                 500

   Preferred  stock,  Series B  convertible,  $1,000 stated  value,  8% dividend
     Authorized 1,500 shares,
     250 issued and outstanding September 30, 1998                                          250,000                   -

   Common stock, par value $.0001
     Authorized 20,000,000 shares,
     5,129,325 and 3,021,139 issued and outstanding, respectively                               513                 301

   Additional paid-in capital                                                             6,612,481           5,564,319
   Deduct notes receivable associated with stockholder loan                                (453,695)           (550,460)
   Accumulated deficit                                                                   (3,242,271)         (2,586,570)
                                                                                  ------------------  ------------------

         Total stockholders' equity                                                       3,167,528           2,428,090
                                                                                  ------------------  ------------------


         Total liabilities and stockholders' equity                             $         3,861,880 $         3,542,675
                                                                                  ==================  ==================



See notes to consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations



                                                                                For the Period Ended
                                                                         -----------------------------------
                                                                          September 30,        September 30,
                                                                              1998                 1997
                                                                         ---------------       -------------

Revenue
     Sales                                                             $      2,860,196      $    1,036,376

Less cost of sales                                                            1,900,043             675,085
                                                                         ---------------       -------------

     Gross profit                                                               960,153             361,291

Selling, general and administrative
     expenses                                                                 1,822,741           1,500,517
                                                                         ---------------       -------------

                  Loss from operations                                         (862,588)         (1,139,226)
                                                                         ---------------       -------------

Other income (expense)
     Commissions                                                                      -             (35,000)
     Interest income                                                             40,471              50,764
     Interest expense                                                           (25,068)           (165,630)
     Other                                                                       68,762              (7,412)
                                                                         ---------------       -------------
                                                                         .
                  Total other income (expense)                                   84,165            (157,278)
                                                                         ---------------       -------------

                  Loss before income taxes                                     (778,423)         (1,296,504)

Income taxes
     Deferred income tax benefit                                                163,937             258,774
                                                                         ---------------       -------------

                  Net loss                                             $       (614,486)     $   (1,037,730)
                                                                         ===============       =============


Basic loss per common share                                            $          (0.18)     $        (0.47)
                                                                         ===============       =============

Weighted average number of
     common shares outstanding                                                3,677,183           2,217,106
                                                                         ===============       =============





See notes to consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity



                                                                    Preferred Stock,
                                Common Stock    Preferred Stock, Series B, 8% dividend,
                                                    Series A          convertible
                             ---------------- -----------------  ------------------  Additional                Notes
                             Number of        Number of         Number of             Paid-in  Accumulated  Receivable,
                              Shares   Amount  Shares   Amount   Shares      Amount   Capital     Deficit   Stockholder     Total
                             --------- ------ --------- ------  ---------    ------  ---------- ----------- ----------- ------------
Balance November 30, 1996     869,899  $ 87   5,000,000 $ 500       -     $     -   $  184,315  $(1,548,840) $   -      $(1,363,938)

Issuance of stock
 for public offering        1,581,250   158       -        -        -           -    5,433,033        -          -        5,433,191
Expenses associated
 with public offering            -        -       -        -        -           -     (689,259)       -          -         (689,259)
Issuance of stock for
 bridge loan conversions      569,990    56       -        -        -           -      636,230        -          -          636,286
Note receivable associated
 with stockholder loan           -        -       -        -        -           -         -           -       (550,460)    (550,460)
Net loss for period ended
 September 30, 1997              -        -       -        -        -           -         -      (1,037,730)     -       (1,037,730)
                            --------- ------ ---------- ------  ---------    ------  ----------- ----------- ----------- -----------
Balance September 30, 1997  3,021,139  $301  5,000,000 $ 500        -     $     -   $5,564,319  $(2,586,570) $(550,460)  $2,428,090

Issuance of stock
 for payment of services      200,070    20       -        -        -           -      110,015        -           -         110,035
Payments associated with
 stockholder loan, net           -        -       -        -        -           -         -           -         96,765       96,765
Issuance of Series B,
 convertible preferred           -        -       -        -      1,500   1,500,000   (300,000)       -           -       1,200,000
Exchange of preferred
 for common                 1,872,874   188       -        -     (1,250) (1,250,000) 1,249,812        -           -            -
Dividends of Series B,
 convertible preferred         55,242     6       -        -        -           -       28,333     (41,215)       -         (12,876)
Cancellation of common
 shares                       (20,000)   (2)      -        -        -           -      (39,998)       -           -         (40,000)
Net loss for year ended
 September 30, 1998              -       -        -        -        -           -         -       (614,486)       -        (614,486)
                            ========= ====== ========== ======= =========  ======== =========== ===========  =========== ==========
Balance September 30, 1998  5,129,325 $ 513  5,000,000  $ 500       250  $  250,000 $6,612,481 $(3,242,271)  $(453,695)  $3,167,528
                            ========= ====== ========== ======= =========  ======== =========== ===========  =========== ==========




See notes to consolidated financial statements.

                                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                     Consolidated Statements of Cash Flows


                                                                                    For the Period Ended
                                                                              ----------------------------------
                                                                                September 30,    September 30,
                                                                                   1998               1997
                                                                              ---------------    ---------------

Cash flows from operating activities:
   Reconciliation of net loss to net cash
     used in operating activities
       Net loss                                                           $         (614,486) $      (1,037,730)
       Adjustments to reconcile net loss to net
         cash used in operating activities
         Depreciation                                                                161,757             51,320
         Amortization                                                                 74,192             19,717
         Deferred income tax benefit                                                (163,937)          (258,774)
       Changes in assets and liabilities, net of acquisitions
         (Increase) in accounts and notes receivable                                 (58,533)           196,272
         (Increase) in inventories                                                   (78,287)           (23,684)
         (Increase) decrease in prepaid and other assets                            (171,215)            14,314
         (Decrease) in accounts payable                                             (106,454)          (100,978)
         (Decrease) in accrued expenses                                             (418,347)           (36,895)
         Common stock issued for services                                            110,035                  -
                                                                              ---------------    ---------------
               Net cash used in operating activities                              (1,265,275)        (1,176,438)
                                                                              ---------------    ---------------

Cash flows from investing activities
   Capital expenditures                                                             (387,031)          (323,234)
   Acquisitions                                                                     (115,000)        (1,051,746)
   Expenditures for patent, net                                                      (94,267)           (23,143)
                                                                              ---------------    ---------------
               Net cash used in investing activities                                (596,298)        (1,398,123)
                                                                              ---------------    ---------------

Cash flows from financing activities
   Proceeds from issuance of common stock                                                  -          5,433,191
   Proceeds from issuance of Series B preferred stock                              1,500,000                  -
   Proceeds from issuance of notes payable                                           140,178            174,692
   Principal payments on notes payable                                               (48,487)        (1,529,241)
   Principal advances on stockholder loan                                           (258,330)          (550,460)
   Proceeds from payments on stockholder loan                                        355,095                  -
   Costs associated with obtaining financing                                        (300,000)          (391,611)
   Purchase of cancelled common stock                                                (40,000)                 -
                                                                              ---------------    ---------------
               Net cash provided by financing activities                           1,348,456          3,136,571
                                                                              ---------------    ---------------

               Net increase (decrease) in cash                                      (513,117)           562,010

Cash beginning                                                                       580,522             18,512
                                                                              ---------------    ---------------

Cash ending                                                               $           67,405  $         580,522
                                                                              ===============    ===============




See notes to consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

ThermaCell Technologies, Inc. (the "Company") is a Florida corporation, incorporated August 12, 1993. The Company is an operating company that has a wholly owned subsidiary, Atlas Chemical Co., ("Atlas"), that was acquired in July 1997. The Company manufactures and distributes paints and coatings that encompass innovative microsphere technologies. Presently, approximately 93% of the Company's sales and accounts receivables are generated in Florida with the remainder in the Mesa, Arizona area. All of its sales and assets are domestically located. No customer represents more than 10% of its annual sales.

INVENTORIES

Inventories are valued using the average cost method. All inventories are stated at the lower of cost or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of assets of 5 to 10 years.

INTANGIBLE ASSETS

Intangible assets subject to amortization include organizational costs, agreement not to compete, trademark, goodwill and patents. Organizational costs and agreement not to compete are being amortized on a straight-line basis over five years and three years, respectively. Trademark and goodwill are being amortized on a straight-line basis over ten and fifteen years, respectively. Amounts attributable to patents are being amortized over the useful life of the patent (but not more than 20 years) beginning the month the patent becomes effective.

PRINCIPLE OF CONSOLIDATION

The accompanying financial statements include the accounts of ThermaCell Technologies, Inc. and its subsidiary Atlas Chemical Co., after elimination of material inter-company accounts and transactions.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's cash, accounts and notes receivable and payable approximated their carrying value at year end. It is not practicable to estimate the fair value of other financial instruments held or owned by the Company, including, but not limited to, other receivables and payables due to the lack of readily available information regarding the marketability of such instruments and the effect of credit risk on the measurement of fair value for such instruments.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

BASIC LOSS PER COMMON SHARE

Basic loss per common share equals the total of net loss and preferred stock dividends divided by the weighted average number of common shares outstanding. The convertible securities (stock warrants and options) are not included in the loss per share calculation for September 30, 1998 and September 30, 1997 because they are anti-dilutive.

ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising costs were $46,116 and $75,800 for the periods ended September 30, 1998 and 1997, respectively.

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

CHANGE IN FISCAL YEAR

The Company changed its financial reporting year from a fiscal year ending November 30 to September 30 which became effective for fiscal year ending September 30, 1997. The Company also changed the financial reporting year of its subsidiary from a fiscal year ending June 30 to September 30.

IMPACT OF NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share." SFAS No. 128 supersedes APB Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held stock or potential publicly held common stock. Essentially, this standard replaces the primary EPS and fully diluted EPS presentations under APB Opinion No. 15 with a basic EPS and diluted EPS presentation. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, earlier application is not permitted. The company has applied this standard retroactively to earnings per share in these financial statements which had no material effect on earnings per share reported in the 1998 and 1997 financial statements.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinions Nos. 10 and 15, as well as SFAS No. 47. The required disclosures have been included in these financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed prominently as part of the notes to the financial statements. Adoption of the provisions of this statement had no material effect on these financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

n June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public companies report information about segments of their business on their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity wide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. The Company's operations represent a single line of business. Other required disclosures have been included in these financial statements.

NOTE 2--INVENTORIES

Inventories consisted of the following at September 30:
                                                 1998          1997
-------------------------------------------------------------------------

Raw materials                                    $ 267,846     $ 232,041
Finished goods (manufactured and purchased)        221,413       178,931
                                             ----------------------------
                                                 $ 489,259     $ 410,972
                                             ============================

NOTE 3--PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:

                                                 1998          1997
-------------------------------------------------------------------------

Furniture and fixtures                           $ 125,167      $ 64,889
Equipment                                          551,319       389,816
Transportation equipment                           263,419       174,158
Leasehold improvements                             201,597        68,808
                                             ----------------------------
                                                 1,141,502       697,671
Less accumulated depreciation                     (248,530)      (86,773)
                                             ----------------------------
                                                 $ 892,972     $ 610,898
                                             ============================


Depreciation expense was $161,757 for the year ending September 30, 1998, and $51,320 for the period ended September 30, 1997.

NOTE 4--RELATED PARTY TRANSACTIONS

The Company received $59,805 in legal services during fiscal year 1998 from a law firm that is a stockholder and had an account payable of $18,052 and $24,287 at September 30, 1998 and 1997, respectively.

Notes receivable totaling $453,695 and $550,460 at September 30, 1998 and 1997, respectively are from an officer and stockholder of the Company. These are demand notes bearing interest at 5%. One note, for approximately $450,000, resulted from the assumption of certain obligations by the President of the Company prior to the underwriter agreeing to undertake the public offering that was consummated in March 1997. It was anticipated at that time that the President would sell common stock in that offering. The underwriting firm did not complete this undertaking and consequently the Company advanced funds to

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--RELATED PARTY TRANSACTIONS (continued)

meet these maturing obligations, irrespective of the sale of these securities. A security interest in these securities was perfected by the Company as collateral for these demand notes. Future sale of the officer's common stock is anticipated to repay the advance of funds. The note receivable has been presented as a reduction in stockholders' equity in these financial statements.

The company received assignment of patent rights involving a heat shield system which utilizes the company's VaxCellTM technology. The assignor, an employee of the Company who is related to the principal shareholder, received consideration of $30,000 for assignment of these rights to the company.

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

NOTE 5--BASIC LOSS PER SHARE CALCULATIONS


                                    For the Year Ending September 30, 1998      For the Period Ending September 30, 1997
                                   --------------------------------------------------------------------------------------
                                        Loss       Shares    Per Share               Loss       Shares     Per Share
                                     (Numerator)(Denominator) Amount              (Numerator)(Denominator)   Amount
                                   -----------------------------------         ------------------------------------------
Net Loss                            $ (614,486)                                 $ (1,037,730)
Less: Preferred stock dividends         41,215                                             -
                                   -----------------------------------         ------------------------------------------
Income available to common
 shareholders                       $ (655,701)   3,677,183    $ (0.18)         $ (1,037,730)  2,217,106     $ (0.47)
                                   ===================================         ==========================================


Certain transactions subsequent to September 30, 1998 will have a significant effect on future computations of earnings per share (see Note 18).

NOTE 6--CAPITAL LEASES

The Company leases various computer and plant equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to this equipment have been capitalized. The leased property under capital leases as of September 30, 1998 has a cost of $159,927, accumulated amortization of $42,421, and a net book value of 117,506. Amortization of the leased property is included in depreciation expense.

The future minimum lease payments under the capital leases and the net present value of the future minimum lease payments at September 30, 1998 are as follows:

                                                 1998
-----------------------------------------------------------

Total minimum lease payments                     $ 141,698
Less amount representing interest                   29,975
                                             --------------
Present value of net minimum lease payments        111,723
Less current maturities                             38,644
                                             --------------
                                                  $ 73,079
                                             ==============

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--CAPITAL LEASES (continued)

The following is a schedule by years of minimum lease payments under the above lease agreements as of September 30, 1998.

                    1999                          $ 55,165
                    2000                            37,941
                    2001                            31,448
                    2002                            13,415
                    2003                             3,729
                                             --------------
                                                 $ 141,698
                                             ==============


Subsequent to September 30, 1998, the Company entered into a capital lease agreement for plant equipment for approximately $50,000 over a three year term.


NOTE 7--LONG-TERM DEBT

Long-term debt consists of the following:



                                                                                 1998         1997
                                                                            --------------------------

 10.35% note due in 60 monthly installments of $525 including interest,       $ 16,522     $ 20,835
through October 2001, collateralized by vehicle

 9.5% note due in 60 monthly installments of $589,including interest,           21,434       26,239
through October 22, 2002, collateralized by vehicle

 9.5% note due in 60 monthly installments of $300, including interest,           3,900        7,500
through September 1999, collateralized by vehicle

 9.5% note due in 36 monthly installments of $597, including interest,               -        5,716
through July 1998, collateralized by vehicle

8.5% note due in 60 monthly installments of $794, including interest,           36,612            -
through May 2003, collateralized by vehicle

                                                                            --------------------------
                                                                                78,468       60,290
Less current maturities                                                        (20,340)     (18,434)
                                                                            --------------------------
                                                                              $ 58,128     $ 41,856
                                                                            ==========================



         Maturities of long-term debt are as follows:

                    1999                          $ 20,340
                    2000                            18,676
                    2001                            20,692
                    2002                            12,604
                    2003                             6,156
                                             --------------
                                                  $ 78,468
                                             ==============

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--OPERATING LEASES

The Company leases a building and office space under operating leases. These leases expire at various dates through 2002. Rental expense under these leases was $111,153 and $100,944 for 1998 and 1997, respectively. The following is a schedule by years of minimum rentals under the above lease agreements as of September 30, 1998.

                    1999                         $ 136,776
                    2000                           157,800
                    2001                           152,247
                    2002                           118,205
                                             --------------
                                                 $ 565,028
                                             ==============


NOTE 9--RESEARCH AND DEVELOPMENT COSTS

Research and development costs included in the statements of operations totaled $50,848 and $12,833 for the periods ended September 30, 1998 and 1997, respectively.

NOTE 10--SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid totaled $25,068 and $165,630 for the periods ended September 30, 1998 and 1997, respectively.

Common stock was issued in payment of certain services and Series B preferred stock dividend obligations (see Note 14).

NOTE 11--CONCENTRATION OF CREDIT RISK

The Company operates from three locations in Florida and one location in Arizona to manufacture and sell its paints and coatings and related products. The Company extends credit to its customers substantially without collateral. The business operations are influenced by the general economic conditions of the surrounding area.

NOTE 12--ACQUISITIONS

On July 28, 1997, the Company acquired all the outstanding common stock, representing 100% ownership, of Atlas, a paint manufacturer and distributor, located in Miami, Florida for a total purchase price of $1,000,000. This acquisition is classified as a purchase (or pooling of interests) transaction. The operating results of Atlas from July 29, 1997 through September 30, 1997 have been included in the Company's statements of operations for the ten months ended September 30, 1997.

On March 2, 1998, the Company acquired the assets of Ladehoff Paints, Inc., a paint manufacturer and distributor, located in Mesa, Arizona. The total purchase price was $115,000. This acquisition is classified as a purchase transaction. The operating results of Ladehoff from March 2, 1998 through September 30, 1998 have been included in the Company's statements of operations for the year ended September 30, 1998.

On October 15, 1998, the Company agreed to acquire Sealco Systems, Inc. and T-Coast Pavers, Inc., two Miami, Florida sealant service applicator enterprises, which have a total of more than $2 million in revenues. ThermaCell acquired both businesses in December, 1998 for 300,000 shares of its common stock

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12--ACQUISITIONS (continued)

valued at $450,000 and an anticipated payment of an additional 300,000 shares payable over three years. This acquisition is classified as a pooling of interests transaction.

On November 23, 1998, the Company acquired American Paints, Inc., a Pompano Beach, Florida paint manufacturer and distributor with $2.5 million in annual revenues, for 527,000 common shares. This acquisition is classified as a pooling of interests transaction.

Had a full year of operations of Ladehoff, based upon its December 31 year end, been included in the Company's financial statements for the year ended September 30, 1998, the statement of operations for the year then ended would have been according to the table below on a pro forma basis. In addition, the operating results of Sealco, T-Coast, and American Paints have been included on a proforma basis in the table below to reflect a full year of operations in ThermaCell's operating statements at September 30, 1998:


                                                           1998 (Unaudited)
                           ---------------------------------------------------------------------
                                          Ladehoff     American   T-Coast Pavers/  Consolidated
                            ThermaCell     Paints       Paints     Sealco Systems
                           ---------------------------------------------------------------------
             Total Revenue  $ 2,660,717    $ 365,983  $ 2,246,196      $ 1,980,400  $ 7,253,296
         Net Income (loss)     (620,034)       7,558      209,870           71,280     (331,326)
                                                                                   -------------
 Earnings (loss) per Share                                                              $ (0.07)
                                                                                   -------------
        Shares Outstanding                                                            4,804,183


Note: Each acquired entity has a 20% tax benefit applied if having a loss; or if a profit a 20% tax rate.

Had a full year of operations of Atlas, based upon its June 30 year end and Ladehoff based upon its December 31 year end, been included in the Company's financial statements for the period ended September 30, 1997, the statement of operations for the period then ended would have been according to the table below on a pro forma basis:



                                      1997 (Unaudited)
                     --------------------------------------------------------
                                     Atlas       Ladehoff     Consolidated
                      ThermaCell    Chemical      Paints
                     --------------------------------------------------------
     Total Revenue    $ 684,459  $ 2,399,103    $ 325,638      $ 3,409,200
 Net Income (loss)     (922,799)     (68,007)       3,234         (987,572)
                                                            -----------------
Earnings(loss) per
 Share                                                             $ (0.45)
                                                            -----------------
Shares Outstanding                                               2,217,100

Note: Each acquired entity has a 20% tax benefit applied if having a loss; or if a profit a 20% tax rate.

NOTE 13--INCOME TAXES

In accordance  with  Statement of Financial  Accounting  Standards No. 109 (SFAS
109) "Accounting for Income Taxes", the Company recorded deferred tax assets to reflect the future tax benefits of financial operating loss carry-forwards incurred in 1998 and 1997.

The Company has a net operating loss carry-forward of $3,242,271 at September 30, 1998 that expires in 2009 through 2012. Management's determination of an adequate valuation allowance is based upon its current estimates of future taxable income. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13--INCOME TAXES (continued)

charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

A valuation allowance is required by SFAS 109 if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that a valuation allowance of 50 percent is sufficient at September 30, 1998 and 1997, respectively. Significant components of the Company's net deferred tax assets are as follows:

                                                 1998          1997
-------------------------------------------------------------------------

Deferred taxes                                 $ 1,590,618   $ 1,262,744
Less valuation allowance                          (795,309)     (631,372)
                                             ----------------------------
Net deferred tax assets                        $   795,309   $   631,372
                                             ============================


Based on management's assessment, it is more likely than not that the net deferred tax assets will be realized through future taxable earnings. The amount of taxable earnings that would be required to realize the deferred tax asset would be $1,988,273.


The Company's deferred income tax benefits include the following components:

                                                 1998          1997
-------------------------------------------------------------------------

Future net operating loss deductions             $ 327,874     $ 517,548
Less allowance for realization                    (163,937)     (258,774)
                                             ----------------------------
                                                 $ 163,937     $ 258,774
                                             ============================



A reconciliation of the income tax benefit computed at the federal statutory rate and the Company's effective rate follows:

                                  1998               1997
---------------------------------------------------------------------

Federal statutory rate           $ 264,664    34%   $ 440,811     34%
Adjustments - primarily
   state income taxes:              63,210     8%      76,737      6%
Allowance for
   realization of future benefits (163,937)  -21%    (258,774)   -20%
                                 ------------------------------------
                                 ====================================
                                 $ 163,937    21%   $ 258,774     20%
                                 ====================================

NOTE 14--STOCKHOLDERS' EQUITY

Preferred Stock Transactions

On February 19, 1998, the Company completed an offering of 1,500 shares of Series B Preferred Stock to Thomson Kernaghan & Co., Ltd. pursuant to Regulation
S. The principal placement agent for the offering was London Select Enterprises, Ltd. The total offering price for the Series B Preferred Stock was $1,500,000.00. This preferred issue has an 8% yield. This placement allows the holder to convert such preferred stock into the Company's common stock at the lower of the common stock bid price five days prior to funding or five days prior to exercise of the conversion election. As of September 30, 1998, $1,250,000 of preferred stock was converted into 1,928,116 shares of common stock, including dividends paid in common stock.

Capital Structure disclosures

       Privileges and rights of outstanding preferred stock are summarized as follows:

                                                         Series          Series
                                                            A               B
                                                        -------          ------
Aggregate liquidation rights,
         as of September 30, 1998                       $10,000        $250,000

Cumulative dividend rights
               (payable in cash or common stock,
               at the Company's option)                  None             8%

Dividends in arrears
              (payable as of September 30, 1998)         None            12,877

Conversion (to common stock)formulas:
                  Preferred shares to
                               Common shares            1 to 4             --

                 Stated values of
                               preferred shares to
                               market value of
                               Common shares              --            1 to .7

Voting rights (compared with
                rights of common shares)                 .5               None

Class voting majority required to
               change privileges and rights            66 2/3%           Simple
               Pre-emptive right of
                  approval                             66 2/3%            None

Aggregate voluntary redemption price                    None           $325,000

The above mentioned Series A conversion rights are contingent upon the company's generation of positive net income for one quarter (50%) and one year (50%).

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14--STOCKHOLDERS' EQUITY (continued)

On February 19, 1998, the Company completed an offering of 1,500 shares of Series B Preferred Stock pursuant to Regulation S. The offering price for such stock was $1,500,000. Proceeds from the offering, after deducting related expenses, totaled $1,200,000.

During the year ended September 30, 1998, holders of the Company's Series B preferred stock exercised the above-mentioned conversion rights, exchanging 1,250 preferred shares for 1,872,874 common shares. The company is currently negotiating the conversion of the 250 remaining Series B preferred shares.

Common stock transactions

During the period ended September 30, 1997, the Company issued 1,581,250 shares of common stock as part of its public offering for the total net consideration of $4,743,932 after deducting expenses associated with this offering. In addition, 569,990 shares of common stock were issued for consideration of $636,286, as part of a debt-to-equity conversion option for bridge loan holders.

During the year ended September 30, 1998, certain Series B preferred stockholders converted their stock to common shares. 55,242 common shares were issued in payment of $28,339 in dividends on such converted preferred stock. 200,070 common shares (including 125,000 shares issued to a corporate officer), valued at $110,035, were issued as compensation for services to the Company. Also, 20,000 common shares, representing paid-in capital of $40,000, were received and canceled in the settlement of a dispute with a shareholder.

Liabilities, as of September 30, 1998, include employees' compensation of $17,075, which was settled after year-end through the issuance of 25,000 common shares.

Warrants

On March 19, 1997, 1,581,250 units of the Company's securities (each unit consisting of one share of common stock and one Series A redeemable stock purchase warrant) were issued to investors at $4.00 per unit. On March 19, 1997, the underwriter commenced trading on the common stock and warrants.

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

The underwriter's warrants contained in the underwriter's units underlying the underwriter's options contain certain registration rights and anti-dilution provisions. The holders of the underwriter's warrants gave no voting, dividend or other rights as shareholders of the Company with respect to the shares underlying the warrants.

Authorized common shares have been reserved for the warrants.

Stock Options

The Company has made awards of incentive common stock options to corporate officers. Also, in September, 1998, the Company authorized the allocation of 600,000 common shares for a compensatory Section 422A plan for officers and key employees and awarded options under this plan for 455,000 common shares. Awards outstanding as of September 30, 1998, are summarized as follows:

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14--STOCKHOLDERS' EQUITY (continued)


                                                                 Exercise      Year of
                                                      Shares      price      expiration
                                                     --------   -----------  -----------

Incentive awards to corporate
               officers - year ended September 30:

               1997                                  700,000        $.50         2002
               1998                                   75,000         .50         2003

            Section 422A plan awards:
               Corporate officer                     285 000         .50         2008
               Key employees                         170,000         .50         2008
                                                   ----------
               Total awards                        1,230,000
                                                   ==========


The original exercise price for the 1997 incentive common stock options was $4.00. This price was modified by the board of directors to $.50 during December, 1997.

Authorized common shares have been reserved for the specific 1997 and 1998 awards and the plan allocation.

The exercise prices for the stock options exceeded the market price of the common stock on the date of award. Accordingly, no related compensation cost has been charged to operations. Due to the limited. public market history of the Company's common stock, management is unable to estimate the fair value of the options awarded; however, management believes such fair value was not significant as of the date of award.

The exercise price of all options exceeded the market price of the Company's common stock as of September 30, 1998.

NOTE 15--BUSINESS STRATEGY AND OPERATIONAL PLAN

The Company has historically been unprofitable, primarily because of activities that require significant expenditures to develop its business concept, opportunities, products, and operations. With the Atlas Chemical, Ladehoff Paints, and American Paints, and Sealco Systems/T-Coast Pavers acquisitions, management has followed its business strategy and operational plan that includes the following essential elements: (i) achieve profitability for fiscal year 1999 by restructuring operations and consolidating production facilities; (ii) begin production of limited quantities of microspheres to provide for internal requirements over the next twelve to eighteen months; (iii) expand sales of conventional paint and coating products through its channels of distribution available from its acquisitions; and (iv) initiate a timely marketing program for ThermaCoolTM paint products to demonstrate the benefits of this new technology without the Company depending solely on ThermaCoolTM product line sales for its near-term profitability. With its present business strategy, management believes it is focusing on the key elements necessary to the Company to be both profitable and successful over the long-term. Management has adopted this present strategy and is focused on its successful implementation. Management will arrange for the financial resources, if necessary, to properly execute its plan.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--BUSINESS STRATEGY AND OPERATIONAL PLAN (continued)

In the opinion of management, the Company has sufficient working capital to meet its planned needs for the next twelve months. However, the Company will require additional capital and substantial revenues from the sale of its ThermaCoolTM products in order to fund a substantial growth in operations over the next twenty-four months. There is no assurance that such revenues will be generated or that funding will be available to the Company. Management believes it will be successful in obtaining future financing.

NOTE 16--YEAR 2000 READINESS PLAN (UNAUDITED)

Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming changes in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems, infrastructure, embedded computer chips, networks, and telecommunications equipment and end products. The Company also relies directly and indirectly, on external systems of other companies and organizations such as suppliers, financial services organizations and governmental entities for accurate exchange of data. The Company's current estimate is that the costs associated with the year 2000 issue will not have a material adverse effect on the results of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the year 2000 impact on its internal systems, the Company has not fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal system of the Company are not materially effected by the year 2000 issue, the Company could be affected through disruption in the operation of the activities with which the Company interacts.

NOTE 17--CONTINGENT LIABILITIES

The Company is involved in two lawsuits in which damages or claims may be sought:

On May 2, 1997, the Company was served with a summons regarding a civil action filed in the United States District Court, Eastern District of Michigan by IA, Inc., as plaintiff, that alleges the Company, and its president, John Pidorenko, and Monroe Parker Securities, Inc., the Company's underwriter, breached a marketing agreement executed by Mr. Pidorenko on March 26, 1992 relating to technologies developed by IA, Inc. This agreement contained a confidentiality and non-disclosure clause for technologies purportedly developed by IA, Inc. The Company was not a party to that agreement. The Company believes that it has not infringed on any patents held by IA, Inc., non-withstanding the validity of such patents and/or their claims. The petition requested various court actions including a jury trial, but no specific request for damages. The Company intends to vigorously defend itself in this action, as this proceeding is in defense of its present patent position, it is an integral element in the Company's future product offerings. The Company believes it has meritorious defenses in this matter which is in a preliminary stage and which will not be resolved until a considerable period of time has elapsed. The Company has previously agreed to indemnify the Monroe Parker Securities, Inc., its former underwriter, against any claims asserted by this party.

Management is uncertain as to what the litigation will eventually cost or whether a settlement is plausible, and if so, what it would cost. Management anticipates spending up to $250,000 to vigorously defend its rights to its patents and its microsphere technologies in this matter.

On or about February 11, 1998, Mr. Kevin Horrell filed an amended complaint against the Company and Mr. Pidorenko, the Company's president. The previous complaint had been dismissed in the Circuit court of the 12th Judicial Circuit, in and for Sarasota County, Florida. Mr. Horrell alleges that he is due certain

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17--CONTINGENT LIABILITIES (continued)

unrestricted securities of the Company in connection with prior financing activities. Mr. Horrell alleges breach of contract, fraud in the inducement of a contract and violations of Rule 10b-5. Mr. Horrell claims he is entitled to 30,000 shares of the Company's common stock and certain litigation expenses. The Company believes it has meritorious defenses in this matter which is in the preliminary stage and is prepared to vigorously defend itself in this action.

NOTE 18--SUBSEQUENT EVENTS

On October 15, 1998, the Company agreed to acquire Sealco Systems, Inc. and T-Coast Pavers, Inc. which have a combined total of more than $2 million in revenues. ThermaCell acquired both businesses in December, 1998 for 300,000 shares of its common stock valued at $450,000 and an anticipated payment of an additional 300,000 shares payable over three years.

Subsequent to year end, the Company acquired American Paints, Inc., a Pompano Beach, Florida paint manufacturer and distributor with $2.5 million in annual revenues, for 527,000 common shares. American Paints' operations will be consolidated into the Company's Atlas unit to reduce costs and increase operating profits.

Since the recent fiscal year end, the Company issued 1,200,000 shares of common stock to individuals and others. In part, this issuance was to convert the remaining Preferred Stock Class B into common stock that was originally part of the Regulation S funding the Company initiated in January 1998. As a result of this recent transaction, the Company received $250,000 which it recorded as an equity investment. The parties undertaking this funding were introduced by a law firm engaged as the Company's SEC counsel in October 1998. This law firm withdrew as Company's counsel on December 21, 1998. The withdrawal of this law firm was the result of a fee dispute. The Company re-engaged the attorney who had previously represented the Company since 1993. This attorney is now reviewing all recent transactions involving this and related matters.