Form 10QSB
period 1998-12-31
THERMACELL TECHNOLOGIES INC
filed 1999-02-19
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1998

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

Yes  X   No
    ---     ---
     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of December 31, 1998 was 7,206,325.

         Transitional Small Business Disclosure Format:

Yes      No X
   ---     ---

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY


                                      Index



                                                                         Page
Part I - Financial Information                                           ----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           December 31, 1998 and September 30, 1998..................   1 - 2

         Consolidated Statements of Operations -
           Three months ended December 31, 1998 and 1997.............     3

         Consolidated Statements of Cash Flows -
           Three months ended December 31, 1998 and 1997.............     4

         Notes to Consolidated Financial Statements..................     5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................   6 - 9

Part II - Other Information

Item 1. Legal Proceedings............................................    10

         Signatures..................................................    11

Exhibit 11...........................................................    12

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                     Assets



                                                                                    December 31,        September 30,
                                                                                        1998                1998
                                                                                  ------------------  ------------------


Current assets
   Cash                                                                           $          41,622   $          67,405
   Accounts receivable
     Trade, net of allowance for uncollectible accounts
     of $64,591 and $64,227, respectively                                                   964,118             314,262
   Notes receivable - trade                                                                  52,000              52,000
   Notes receivable - other                                                                  81,514              76,622
   Other assets                                                                               4,880              18,998
   Inventories                                                                              674,532             489,259
   Prepaid expenses and other                                                               143,374             161,308
                                                                                  ------------------  ------------------

         Total current assets                                                             1,962,040           1,179,854
                                                                                  ------------------  ------------------

Property and equipment                                                                    1,653,376           1,141,502
   Less - accumulated depreciation                                                          288,107             248,530
                                                                                  ------------------  ------------------
                                                                                          1,365,269             892,972
                                                                                  ------------------  ------------------

Other assets
   Deposits                                                                                  34,257              16,266
   Deferred income tax benefit, net                                                         850,828             795,309
   Goodwill, net of accumulated amortization
     of $95,602 and $75,937, respectively                                                 1,545,439             815,010
   Other intangibles, net of accumulated amortization
     of $33,173 and $16,471, respectively                                                   197,571             162,469
                                                                                  ------------------  ------------------
                                                                                          2,628,095           1,789,054
                                                                                  ------------------  ------------------




         Total assets                                                             $       5,955,404   $       3,861,880
                                                                                  ==================  ==================


See notes to consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                      Liabilities and Stockholders' Equity



                                                                                    December 31,        September 30,
                                                                                        1998                1998
                                                                                  ------------------  ------------------


Current liabilities
   Accounts payable                                                               $         981,443   $         445,118
   Accrued expenses                                                                         179,034              45,396
   Accrued payroll and payroll taxes                                                         36,550              13,647
   Current maturities of long-term debt
     Notes payable                                                                           35,340              20,340
     Capital leases                                                                          37,030              38,644
                                                                                  ------------------  ------------------

         Total current liabilities                                                        1,269,397             563,145
                                                                                  ------------------  ------------------

Long-term debt, net of current maturities
   Notes payable                                                                             92,653              58,128
   Capital lease obligations                                                                112,025              73,079
                                                                                  ------------------  ------------------
         Total long-term debt, net of current maturities                                    204,678             131,207
                                                                                  ------------------  ------------------

         Total Liabilities                                                                1,474,075             694,352
                                                                                  ------------------  ------------------

Commitments and contingencies                                                                     -                   -

Stockholders' equity
   Preferred stock, Series A, par value $.0001
     5,000,000 shares, authorized, issued
     and outstanding                                                                            500                 500

   Preferred  stock,  Series B  convertible,  $1,000 stated  value,  8% dividend
     Authorized 1,500 shares,
     250 issued and outstanding                                                             250,000             250,000

   Common stock, par value $.0001
     Authorized 20,000,000 shares,
     7,206,325 and 5,129,325 issued and outstanding, respectively                               721                 513

   Additional paid-in capital                                                             8,262,285           6,612,481
   Deduct notes receivable associated with stockholder loan                                (567,829)           (453,695)
   Accumulated deficit                                                                   (3,464,348)         (3,242,271)
                                                                                  ------------------  ------------------

         Total stockholders' equity                                                       4,481,329           3,167,528
                                                                                  ------------------  ------------------


         Total liabilities and stockholders' equity                               $       5,955,404   $       3,861,880
                                                                                  ==================  ==================



See notes to consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations



                                                                             For the Three Months Ended
                                                                                    December 31,
                                                                         -----------------------------------
                                                                              1998                 1997
                                                                         ---------------       -------------
                                                                          (unaudited)          (unaudited)
Revenue
     Sales                                                             $        811,410      $      758,284

Less cost of sales                                                              573,143             492,709
                                                                         ---------------       -------------

     Gross profit                                                               238,267             265,575

Selling, general and administrative
     expenses                                                                   517,460             339,645
                                                                         ---------------       -------------

                  Loss from operations                                         (279,193)            (74,070)
                                                                         ---------------       -------------

Other income (expense)
     Interest income                                                              4,431              11,986
     Interest expense                                                            (2,835)             (4,679)
     Other                                                                            -               1,695
                                                                         ---------------       -------------
                  Total other income (expense)                                    1,596               9,002
                                                                         ---------------       -------------

                  Loss before income taxes                                     (277,597)            (65,068)

Income taxes
     Deferred income tax benefit                                                 55,519              13,014
                                                                         ---------------       -------------

                  Net loss                                             $       (222,078)     $      (52,054)
                                                                         ===============       =============


Basic loss per common share                                            $          (0.04)     $        (0.02)
                                                                         ===============       =============

Weighted average number of
     common shares outstanding                                                5,730,568           3,024,761
                                                                         ===============       =============



See notes to consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows


                                                                                          For the Three Months Ended
                                                                                                 December 31,
                                                                                       ---------------------------------
                                                                                            1998              1997
                                                                                       ---------------   ---------------
                                                                                        (unaudited)       (unaudited)
Cash flows from operating activities:
            Reconciliation of net loss to net cash
             used in operating activities
               Net loss                                                                $     (222,078)   $      (52,054)
               Adjustments to reconcile net loss to net
                 cash used in operating activities
                 Depreciation                                                                  39,577            30,265
                 Amortization                                                                  36,367            16,271
                 Deferred income tax benefit                                                  (55,519)          (13,014)
               Changes in assets and liabilities, net of acquisitions
                 (Increase) in accounts and notes receivable                                  (61,932)          (27,510)
                 (Increase) decrease in inventories                                            49,239           (35,742)
                 (Increase) decrease in prepaid and other assets                               37,576            (2,282)
                 (Decrease) in accounts payable                                               (22,906)          (59,006)
                 Increase (decrease) in accrued expenses                                      134,768           (94,628)
                 Common stock issued for services                                                   -            23,285
                                                                                       ---------------   ---------------
                       Net cash used in operating activities                                  (64,908)         (214,415)
                                                                                       ---------------   ---------------

Cash flows from investing activities
            Capital expenditures                                                              (71,875)          (47,536)
            Acquisitions                                                                   (1,420,101)                -
            Expenditures for patent, net                                                      (40,000)                -
                                                                                       ---------------   ---------------
                       Net cash used in investing activities                               (1,531,976)          (47,536)
                                                                                       ---------------   ---------------

Cash flows from financing activities
            Proceeds from issuance of common stock                                          1,650,000                 -
            Proceeds from issuance of notes payable                                            35,235                 -
            Principal payments on notes payable                                                     -            (9,076)
            Principal advances on stockholder loan                                           (114,134)          (21,920)
                                                                                       ---------------   ---------------
                       Net cash provided by financing activities                            1,571,101           (30,996)
                                                                                       ---------------   ---------------

                       Net increase (decrease) in cash                                        (25,783)         (292,947)

Cash beginning                                                                                 67,405           580,522
                                                                                       ---------------   ---------------

Cash ending                                                                           $        41,622    $      287,575
                                                                                       ===============   ===============



See notes to consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in Form 10-KSB for the fiscal period ended September 30, 1998 of ThermaCell Technologies, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Basic loss per share calculations

The computation of net earnings (loss) per common share has been based upon the weighted average number of shares of outstanding common stock, which for the three month periods ended December 31, 1998 and December 31, 1997 were 5,730,568 and 3,024,761, respectively.

Note 3 - Accounting Change

The Company adopted Statement of Accounting Standards #128, Earnings per Share, during the quarter ended December 31, 1997. Since the Company has reported a loss only the basic earnings (loss) per share is thereby reported as the reporting of diluted loss per share would be anti-dilutive. The inclusion of converted preferred shares in the calculation of weighted average shares for diluted earnings per share purposes would be anti-dilutive and per FASB 128, cannot be included in the financial statements.

Note 4 - Equity Transactions

During the quarter ended December 31, 1998, the Company received $250,000 that it recorded as an equity investment for 1,205,000 shares of common stock. These funds were used for working capital purposes. These shares were issued without any restrictive legend on the direction of David Feingold, SEC counsel to the Company. Subsequently on December 21, 1998, David Feingold's firm, Feingold & Kam resigned as SEC counsel to the Company and on December 30, 1998 commenced a law suit for unpaid fees. The Company is presently reviewing all the securities transactions during the October to December 1998 period that attorney Feingold represented the Company.

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

On March 19, 1997, the Company completed a public offering for 1,375,000 Units, each Unit consisting of one share of Common Stock, $.0001 par value, and one Series A Redeemable Common Stock Purchase Warrant, at a price of $4.00 per Unit. In addition, the underwriter exercised its over-allotment purchase option and purchased 206,250 additional Units at the initial per Unit public offering price less the underwriting discounts and commission. The net proceeds from this offering was more than $4.7 million.

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

On March 2, 1998, the Company acquired the assets of Ladehoff Paints, Inc., a paint manufacturer and distributor located in Mesa, Arizona. The total purchase price was $115,000. This acquisition is classified as a purchase transaction.

On October 15, 1998, the Company agreed to acquire T-Coast Pavers/Sealco Systems, Inc. which have annual revenues of more than $2 million. ThermaCell acquired these associated businesses effective December 1, 1998 for 300,000 shares of its common stock valued at $300,000 and in an employment agreement with its founder and key executive, a payment of an additional 300,000 shares over the three year employment period. This company provides paver installation and driveway sealant and coating services primarily to contractors in Southeast Florida.

The Company acquired American Paints, Inc., a Pompano Beach, Florida paint manufacturer and distributor with $2.5 million in annual revenues, for 572,000 common shares on December 1, 1998. American Paints' operations will be consolidated into the Company's Atlas manufacturing facility to reduce duplicate costs and increase operating profits.

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

RESULTS OF OPERATIONS

Three months ended December 31, 1998 compared to three months ended December 31, 1997

Total consolidated revenue for the three months ended December 31, 1998 was $811,410 compared to $758,284 for the same period of 1997, which represents an increase of $53,126, or 7%. This increase was primarily attributed to the additional revenues of two recent acquisitions: American Paints and T-Coast/Sealco Systems, Inc. even though their contribution was for one month during this quarter. The revenues for the Company's existing business declined for this period over the prior period., This resulted from the loss of some customers and adverse weather conditions within the Company's Florida markets that depressed sales.

Gross profit margins were 29.4% and 35.0%, respectively, for the three month period ended December 31, 1998, as compared to the prior period ended December 31, 1997. This decrease is the result of a change in the mix of paint and coatings products sold by the Company, and in part, by lower contribution margin from the America Paints and Sealco acquisitions. Sealco has traditionally had gross profit margins in the 16% range. The Company expects that with buying efficiencies and the opportunity to provide all coating and sealant needed for the Sealco operations, that business' overall gross profit margin can be improved to 25%.

For the three months ended December 31, 1998, total selling, general and administrative expenses were $517,460 as compared to $339,645 for the same period of the previous year, an increase of $177,815, or 52%. This increase is the result of higher marketing, staffing and other general expenses associated with both the Company's acquisitions. The Company has taken steps to reduce duplication of personnel and is in the process of consolidating its staffing, marketing, and production for more efficient and effective business operations for both the recent acquisitions. With the expansion of distribution channels provided by the American Paints acquisition, the Company anticipates substantial benefit from the sales of products to an expanded customer base.

The Company continued to experience losses from operations of $279,193 for the period ended December 31, 1998 as compared to a loss of $74,070 for the same prior year period. This increase in the operating loss over that of the preceding year period reflects the lower gross margin contribution from the Company's revenues and the higher S. G & A expense during this period. Management anticipates that increasing levels of sales, including the contribution of both of the recent acquisitions, will result in improvement in future operating performances and eventually profitable operations.

Based upon management's current estimates of future taxable income, management has determined that a valuation allowance of fifty percent (50%) is appropriate during the current period ended December 31, 1998 to represent that portion of deferred taxes that may be realized in future periods.

The interest expense for the period ended December 31, 1998 was $2,835 as compared to the prior year's quarter of $4,679. The interest expense for the current period was incurred primarily for financing of Company vehicles that was similar to the interest expense for prior period.

The basic loss, after income tax benefit, and basic loss per share were $222,078 and $0.04 per share respectively, for the three months ended December 31, 1998 as compared to a basic loss and basic loss per share of $52,054 and $.02 respectively, for the same period in 1997. This loss represents a 327% increase over the basic loss experienced in the year ago quarter. The loss per share for the period increased 100% over the previous year ago period. The weighted average shares outstanding for the quarter ended December 31, 1998 was 5,730,568 as compared to 3,024,761 for the preceding year quarter ended December 31, 1997.

The Company has focused, in the recent quarter ended December 31, 1998, on expanding its operations by strategic acquisitions to increase the production throughput of its manufacturing facilities. The second quarter of this fiscal year will benefit from the higher sales contributions of the two acquisitions that should result in profitability for the Company. Thereafter, the company will aggressively market its paint and coatings products, with the added opportunity to sell its expanded product line to a greater customer base. A focus of its strategy will be to continue to expand within the Sunbelt Region of the United States. In addition to the Company's marketing efforts, the recent acquisitions will further the utilization of the Company's paint and coatings production capacity.
Management is optimistic about the benefits of its near-term strategy.

The Company anticipates improvements in raw material purchasing economies that will result in further cost savings in its purchases within its manufacturing operation. This benefit will continue in this fiscal year. The Company also anticipates improvement in gross profit margins during the balance of this fiscal year resulting from these improved purchasing economies.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has largely funded its operations and its product development activities with funds provided by issuing securities and from borrowings. During the three months ended, the Company received $250,000 that it recorded as an equity investment for 1,205,000 shares of common stock. These funds were used for working capital purposes.

The issuance of these 1,205,000 shares of common stock during November of 1998, as the Company understood it at that time, was to acquire the equity interest of Thomson Kernaghan Ltd. of Toronto, Canada, who held a preferred stock position that allowed conversion to common stock pursuant to a Regulation S transaction. The Company has recently received a demand by Thomson Kernaghan for immediate conversion of its remaining holdings of preferred stock to common stock. Thomson Kernaghan has asserted that no sale of its preferred stock position was ever consummated through the efforts of the Company's former SEC counsel, Mr. David Feingold (see Part II, Item 1, Legal Proceedings below). On February 9, 1999, Thomson Kernaghan demanded that the Company deliver 789,089 shares of common stock and penalties of $295,570. The Company originally disputed this demand of common shares. On February 17, 1999, Mr. Feingold informed the Company of Diversified Lendings assumption of the Company's obligation to Thomson Kernaghan as part of the common stock issued during the quarter ending December 31. Based upon its obligations to Thomson Kernaghan, the Company on February 18, 1999 agreed to issue 650,000 shares of common stock in complete satisfaction of this issue. Thomson Kernaghan also agreed to the sale of such common stock only with the full agreement of the Company.

Net cash used in operating activities for the three months ended December 31, 1998 was $64,908 compared to net cash used of $214,415 for the three months ended December 31, 1997. This decrease in cash used by operating activities is primarily due to a decrease in levels of inventory and prepaid expenses with a benefit from a higher level of accrued expenses despite the higher net loss. In the prior year period, increases in both accounts payables and inventory coupled with decreases in accounts payables and accrued expenses contributed to higher net cash used in operating activities even though the Company incurred a lower net loss.

Cash used in investing activities for the three months ended December 31, 1998 and 1997 was $1,531,976 and $47,536, respectively. The major use of funds was for the two acquisitions-American Paints and T-Coast/ Sealco Systems completed during this period. In addition, capital expenditures for the recent period were increased to $71,875 from $47,536 over the prior years period. There was no acquisition in the year ago period. The recent period includes an expenditure for patents while in the year ago period there was no such expenditure.

Cash provided by financing activities for the three months ended December 31, 1998 was $1,571,101 as compared to cash used in financing activities of $30,996 for the three months ended December 31, 1997. During the recent quarter, the Company issued common stock with an aggregate value of $1,400,000 for both of its current period acquisitions. Shareholder loans increased during this period that included the assumption of certain company incurred professional expenses by a shareholder.

As of December 31, 1998, the Company had net working capital of $692,643 as compared to $616,709 at fiscal year ended September 30, 1998. This increase in net working capital of $75,934 is primarily due to in higher levels of accounts receivable and inventories while the Company had higher levels of accounts payable and accrued expenses. The Company's ratio of current assets to current liabilities was 1.5 at December 31, 1998, and 2.1 at fiscal year ended September 30, 1998.

The Company is not presently profitable and continues to fund itself from the proceeds of securities placements. Once the Company achieves profitability, it will then be in a position to fund itself on an operating basis.

The Company continues to focus its marketing efforts within the Sunbelt Region of the United States to increase consumer awareness and acceptance of both its existing and new products. In addition to this marketing effort, the Company has positioned itself to expand the near term production of its proprietary products.

Management believes that additional capital will be needed to fund its present plan to build within this fiscal year a manufacturing facility to produce shells for its paint and coating technology products. The Company is optimistic that such funds will be available from investment or financing sources to provide for this expansion plan. Should funds not be readily available, management intends to defer the building of such a manufacturing facility to a later time when appropriate funding can be arranged. The Company is in need of additional funding to provide for its working capital requirements over the next six months to supplement the cash proceeds that can be generated from its recently acquired businesses. Should such funding not be available, the Company would have to significant curtail its planned operations to achieve breakeven operations.

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

On or about February 11, 1998, Mr. Kevin Horrell filed an amended complaint against the Company and Mr. Pidorenko. The previous complaint has been dismissed in the Circuit Court of the 12th Judicial Circuit, in Sarasota County, Florida, Case No. 97-4867CA-01. Mr. Horrell alleged that he was due certain unrestricted securities of the Company in connection with prior financing activities. Mr. Horrell alleged breach of contract, fraud in the inducement of a contract, and violations of Rule 10b-5. On February 16, 1999, an oral settlement was reached in which John Pidorenko, the Company's president, transferred 40,000 shares of the Company's common stock he personally owned to Mr. Horrell. A complete settlement of this matter is expected.

On December 30, 1998, the law firm of Feingold & Kam initiated litigation against the Company regarding a fee dispute and claimed fees and expenses due of $18,750. This firm withdrew as the Company's SEC counsel on December 21, 1998 and commenced this legal action. This action is related to a Legal and Consulting Engagement Agreement, dated October 8, 1998, which is an enclosure in this filing. The Company believes it has meritorious defenses in this matter and further believes it has counterclaims regarding the conduct of David Feingold, a principal in that law firm. Specifically, Mr. Feingold issued opinions to the Company's stock transfer agent to deliver common stock without legend to various persons. The justification for such issuance was to acquire the equity interest of Thomson Kernaghan who held a convertible preferred stock position pursuant to a Regulation S. transaction. Two officers of the Company issued confirmations that such shares should be issued but left the specific instructions as to the form of such issuance to attorney Feingold. Subsequently, the Company has been confronted with a demand by Thomson Kernaghan for conversion to common stock of its remaining preferred stock issuance. Thomson Kernaghan has asserted that no sale of its preferred stock position was ever consummated through the efforts of Mr. Feingold and Diversified Lending. Mr. Feingold has represented that Diversified Lending is responsible for satisfying the Company's obligations to Thomson Kernaghan. The Company believes that if Diversified Lending did not validly assume this obligation, then Mr. Feingold may have improperly issued Company securities to affiliates of his law firm for his own benefit although the Company did receive $250,000 during this period. The Company's common stock price on the NASDAQ Small Cap market was substantially above the actual consideration paid for each of these shares. The Company is taking all appropriate steps to obtain documents supporting Mr. Feingold's assertions, or alternatively, return of these shares or adequate consideration for this stock issuance and the appropriate restrictions on these securities. On February 16, 1999, the Company was advised by Mr. Feingold that the lawsuit for his firm's fees was being withdrawn. On February 17, 1999, Mr. Feingold informed the Company he disagrees with the Company's position and that the issuance of unlegended stock to certain individuals and entities was proper, notwithstanding the fact that Thomson Kernaghan asserts it never agreed to the assumption by Diversified Lending of the Company's Regulation S obligations which included the issuance of common stock. On February 18, 1999, the Company agreed to issue 650,000 shares of common stock to Thomson Kernaghan in complete satisfaction of the Company's obligation. Thomson Kernaghan also agreed to the sale of such common stock only with the full agreement of the Company. The Company cannot predict what the effect of this situation will have on its financial position.

The Company anticipates that Russell Haraburda, a principal in the Eden Group, a Sarasota Florida company will make a legal claim for monies purportedly due him from the Company and/or its president, John Pidorenko, for arranging financing for the Company prior to its IPO in March of 1997. The Company does not believe any monies are due Mr. Haraburda. The Company will vigorously challenge any such demands.

Item 5.           Other Information

On January 21, 1999, Mr. Peter Mahovlich, a member of the board of directors resigned.

Item 6.           Exhibits and reports on Form 8K

          Form 8-K filed on December 14, 1998 containing information regarding the acquisition of American Paints, Inc.

         Form 8-K filed on January 11, 1998 containing information regarding the acquisition of T-Coast Pavers/Sealco Systems, Inc.

         Legal and Consulting Engagement Agreement, dated October 8, 1998, between the Company and the law firm of Feingold & Kam.



                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ThermaCell Technologies, Inc.


Dated    2/19/99

                                                 /s/ Gerald Couture
                                                 ----------------------------
                                                 Gerald Couture
                                                 Vice-President, Finance and CFO