Form 10QSB
period 1999-03-31
THERMACELL TECHNOLOGIES INC
filed 1999-05-17
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999

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

Yes      No  X
    ---     ---
     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of March 31, 1999 was 7,294,325.

         Transitional Small Business Disclosure Format:

Yes      No X
   ---     ---

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES


                                      Index



                                                                         Page
Part I - Financial Information                                           ----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           March 31, 1999 and September 30, 1998.....................   1 - 2

         Consolidated Statements of Operations -
           Three months and Six months ended March 31, 1999 and 1998.     3

         Consolidated Statements of Cash Flows -
           Six months ended March 31, 1999 and 1998..................     4

         Notes to Consolidated Financial Statements..................     5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................   6 - 9

Part II - Other Information

Item 1. Legal Proceedings............................................    10

         Signatures..................................................    11

Exhibit 11...........................................................    12

                                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           Consolidated Balance Sheets


                                                      Assets




                                                                                     March 31,         September 30,
                                                                                       1999                1998
                                                                                 ------------------  ------------------


Current assets
   Cash                                                                           $        391,897    $         67,405
   Accounts receivable
     Trade, net of allowance for uncollectible accounts
     of $41,292 and $64,591, respectively                                                  897,086             314,262
   Notes receivable - trade                                                                 52,000              52,000
   Notes receivable - other                                                                 76,622              76,622
   Other current assets                                                                     12,220              18,998
   Inventories                                                                             785,696             489,259
   Prepaid interest                                                                        166,667                   -
   Prepaid expenses and other                                                              518,659             161,308
                                                                                 ------------------  ------------------

         Total current assets                                                            2,900,847           1,179,854
                                                                                 ------------------  ------------------

Property and equipment                                                                   1,651,996           1,141,502
   Less - accumulated depreciation                                                         331,422             248,530
                                                                                 ------------------  ------------------
                                                                                         1,320,574             892,972
                                                                                 ------------------  ------------------

Other assets
   Deposits                                                                                  9,906              16,266
   Deferred income tax benefit, net                                                        912,317             795,309
   Goodwill, net of accumulated amortization
     of $105,435 and $95,602, respectively                                               1,535,607             815,010
   Other intangibles, net of accumulated amortization
     of $35,621 and $33,173, respectively                                                  196,323             162,469
                                                                                 ------------------  ------------------
                                                                                         2,654,153           1,789,054
                                                                                 ------------------  ------------------




         Total assets                                                             $      6,875,574    $      3,861,880
                                                                                 ==================  ==================



See notes to consolidated financial statements.

                                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                          Consolidated Balance Sheets


                                      Liabilities and Stockholders' Equity



                                                                                     March 31,         September 30,
                                                                                       1999                1998
                                                                                 ------------------  ------------------


Current liabilities
   Accounts payable                                                               $      1,130,160    $        445,118
   Accrued expenses                                                                        262,171              45,396
   Accrued payroll and payroll taxes                                                        12,332              13,647
   Current maturities of long-term debt
     Notes payable                                                                          36,854              20,340
     Capital leases                                                                         35,954              38,644
                                                                                 ------------------  ------------------

         Total current liabilities                                                       1,477,471             563,145
                                                                                 ------------------  ------------------

Long-term debt, net of current maturities
   Notes payable                                                                            80,986              58,128
   Capital lease obligations                                                               132,623              73,079
   Convertible note payable                                                                666,667                   -
                                                                                 ------------------  ------------------
         Total long-term debt, net of current maturities                                   880,276             131,207
                                                                                 ------------------  ------------------

         Total Liabilities                                                               2,357,747             694,352
                                                                                 ------------------  ------------------

Commitments and contingencies                                                                    -                   -

Stockholders' equity
   Preferred stock, Series A, par value $.0001
     5,000,000 shares, authorized, issued
     and outstanding                                                                           500                 500

   Preferred  stock,  Series B  convertible,  $1,000 stated  value,  8% dividend
     Authorized 1,500 shares,
     0 and 250 issued and outstanding, respectively                                              -             250,000

   Common stock, par value $.0001
     Authorized 20,000,000 shares,
     7,294,325 and 5,129,325 issued and outstanding, respectively                              729                 513

   Additional paid-in capital                                                            8,825,153           6,612,481
   Deduct notes receivable associated with stockholder loan                               (584,811)           (453,695)
   Accumulated deficit                                                                  (3,723,744)         (3,242,271)
                                                                                 ------------------  ------------------

         Total stockholders' equity                                                      4,517,827           3,167,528
                                                                                 ------------------  ------------------


         Total liabilities and stockholders' equity                               $      6,875,574    $      3,861,880
                                                                                 ==================  ==================



See notes to consolidated financial statements.

                                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       Consolidated Statements of Operations
                                                    (Unaudited)


                                                           For the Three Months Ended              For the Six Months Ended
                                                         --------------------------------       -------------------------------
                                                           March 31,          March 31,          March 31,          March 31,
                                                             1999               1998                1999               1998
                                                         --------------      ------------       -------------       -----------

Revenue
     Sales                                              $    1,128,941     $     712,347      $    1,940,351      $  1,470,631

Less cost of sales                                             778,702           474,147           1,351,845           966,856
                                                         --------------      ------------       -------------       -----------

     Gross profit                                              350,239           238,200             588,506           503,775

Selling, general and administrative
     expenses                                                  667,854           408,424           1,185,314           748,069
                                                         --------------      ------------       -------------       -----------

                Loss from operations                          (317,615)         (170,224)           (596,808)         (244,294)
                                                         --------------      ------------       -------------       -----------

Other income (expense)
     Interest income                                                 -            13,080               4,431            25,066
     Interest expense                                           (6,629)           (2,215)             (9,464)           (6,894)
     Other                                                           -            45,045                   -            46,740
                                                         --------------      ------------       -------------       -----------

                Total other income (expense)                    (6,629)           55,910              (5,033)           64,912
                                                         --------------      ------------       -------------       -----------

                Loss before income taxes                      (324,244)         (114,314)           (601,841)         (179,382)

Income taxes
     Deferred income tax benefit                                64,848            22,863             120,367            35,877
                                                         --------------      ------------       -------------       -----------

                Net loss                                $     (259,396)    $     (91,451)     $     (481,474)     $   (143,505)
                                                         ==============      ============       =============       ===========


Basic loss per common share                             $        (0.03)    $       (0.03)     $        (0.06)     $      (0.05)
                                                         ==============      ============       =============       ===========

Weighted average number of
     common shares outstanding                               8,452,420         3,620,235           7,593,643         3,378,748
                                                         ==============      ============       =============       ===========



See notes to consolidated financial statements.

                                THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                                                  For the Six Months Ended
                                                                              ----------------------------------
                                                                                March 31,          March 31,
                                                                                   1999               1998
                                                                              ---------------    ---------------

Cash flows from operating activities:
   Reconciliation of net loss to net cash
     used in operating activities
       Net loss                                                              $      (481,474)   $      (160,157)
       Adjustments to reconcile net loss to net
         cash used in operating activities
         Depreciation                                                                 82,892             62,958
         Amortization                                                                 12,281             40,746
         Deferred income tax benefit                                                (120,367)           (35,877)
       Changes in assets and liabilities, net of acquisitions
         (Increase) decrease in accounts and notes receivable                       (104,256)            21,395
         (Increase) in inventories                                                   (11,497)          (109,438)
         (Increase) in prepaid and other assets                                     (321,436)          (254,457)
         Increase (decrease) in accounts payable                                     111,625           (100,618)
         Increase (decrease) in accrued expenses                                    (194,487)          (294,050)
         Common stock issued for services                                            300,000                  -
                                                                              ---------------    ---------------
               Net cash used in operating activities                                (726,719)          (829,498)
                                                                              ---------------    ---------------

Cash flows from investing activities
   Capital expenditures                                                              (70,495)          (154,669)
   Acquisitions                                                                   (1,475,006)           (66,340)
   Expenditures for patent, net                                                      (41,200)           (30,000)
                                                                              ---------------    ---------------
               Net cash used in investing activities                              (1,586,701)          (251,009)
                                                                              ---------------    ---------------

Cash flows from financing activities
   Proceeds from issuance of common stock                                          2,212,888             81,526
   Proceeds from issuance of Series B preferred stock                                      -          1,500,000
   Proceeds from issuance of notes payable                                            56,140                  -
   Proceeds from issuance of convertible note                                        500,000                  -
   Principal payments on notes payable                                                     -             (8,807)
   Principal advances on stockholder loan                                           (131,116)                 -
   Proceeds from payments on stockholder loan                                              -            107,831
   Costs associated with obtaining financing                                               -           (300,000)
                                                                              ---------------    ---------------
               Net cash provided by financing activities                           2,637,912          1,380,550
                                                                              ---------------    ---------------

               Net increase in cash                                                  324,492            300,043

Cash beginning                                                                        67,405            580,522
                                                                              ---------------    ---------------

Cash ending                                                                  $       391,897    $       880,565
                                                                              ===============    ===============




See notes to consolidated financial statements.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months and six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Basic loss per share calculations

The computation of net earnings (loss) per common share has been based upon the weighted average number of shares of outstanding common stock, which for the three month periods ended March 31, 1999 and March 31, 1998 were 8,452,420 and 3,620,235, respectively. The weighted average number of shares outstanding for the six month periods ended March 31, 1999 and March 31, 1998 were 7,593,643 and 3,378,748, respectively.

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

Note 4 - Equity Transactions

During the six month period ended March 31, 1999, the Company raised $250,000 and retired preferred stock for the issuance of 1,405,000 shares of common stock. These funds were used for working capital purposes.

On March 24, 1999 the Company issued a 9% convertible promissory note in the face amount of $666,667 for cash consideration of $500,000 before placement fees. The note's maturity is March 1, 2003, and allows the holder to purchase this Company's common stock at 105% of the market price at the time of conversion.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES


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

On March 2, 1998, the Company acquired the assets of Ladehoff Paints, Inc., a paint manufacturer and distributor located in Mesa. Arizona. The total purchase price was $115,000. This acquisition is classified as a purchase transaction.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES


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

On January 22, 1999, the Company launched its www.paint-n-stuff.com e-commerce web site that includes more than 10,000 name brand home, boating, and commercial building paint, hardware supplies and other improvement items for contractors, dealers and consumers. This represents the first time such a complete array of these products has been offered on an internet site.

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

RESULTS OF OPERATIONS

Three months ended March 31, 1999 compared to three months ended March 31, 1998

Total consolidated revenue for the three months ended March 31, 1999 was $1,128,941 compared to $712,347 for the same period of 1998, which represents an increase of $416,594, or 58%. This increase was primarily attributed to the additional revenues of two recent acquisitions: American Paints and T-Coast/Sealco Systems, Inc. The revenues for the Company's existing business declined for this period over the prior period. This decline resulted from the seasonal factors within the Company's Florida markets that depressed sales for the period that is typical for this time of year.

Gross profit margins were 31.0% and 33.4%, respectively, for the three month period ended March 31, 1999, as compared to the prior period ended March 31, 1998. This decrease is the result of a change in the mix of paint and coatings products sold by the Company, and in part, by lower contribution margin from the America Paints and Sealco acquisitions. Sealco has traditionally had gross profit margins in the 16% range. The Company expects that with buying efficiencies and the opportunity to provide all coating and sealant needed for the Sealco operations, that business' overall gross profit margin can be improved.

For the three months ended March 31, 1999, total selling, general and administrative expenses were $667,854 as compared to $408,424 for the same period of the previous year, an increase of $259,430, or 63%. This increase is the result of higher marketing, staffing and other general expenses associated with both the Company's acquisitions. The Company has taken steps to reduce duplication of personnel and is in the process of consolidating its staffing, marketing, and production for more efficient and effective business operations for both recent acquisitions. With the expansion of distribution channels provided by the American Paints acquisition, the Company anticipates substantial benefit from the sales of products to an expanded customer base.

The Company experienced a loss from operations of $317,615 for the three month period ended March 31, 1999 as compared to a loss of $170,224 for the same prior year period. This increase in the operating loss over that of the preceding year period reflects the lower gross margin contribution from the Company's revenues and the higher S. G & A expense during this period. Management anticipates that increasing levels of sales, including the contribution of both of the recent acquisitions, will result in improvement in future operating performances and eventually profitable operations.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES


Based upon management's current estimates of future taxable income, management has determined that a valuation allowance of fifty percent (50%) is appropriate during the current period ended March 31, 1999 to represent that portion of deferred taxes that may be realized in future periods.

The interest expense for the period ended March 31, 1999 was $6,629 as compared to the prior year's quarter of $2,215. The interest expense for the current period was incurred primarily for financing of vehicles as was the interest expense for prior period. The prior period benefited from interest income of $13,080 and the settlement of an outstanding payable that provided a one-time income benefit of $45,045.

The basic loss, after income tax benefit, and basic loss per share were $259,396 and $0.03 per share respectively, for the three months ended March 31, 1999 as compared to a basic loss and basic loss per share of $91,451 and $.03 respectively, for the same period in 1998. This loss represents a 284% increase over the basic loss experienced in the year ago quarter. The loss per share for the period was the same as the previous year ago period. The weighted average shares outstanding for the quarter ended March 31, 1999 was 8,452,420 as compared to 3,620,235 for the preceding year quarter ended March 31, 1998.

The Company has focused, in the recent quarter ended March 31, 1999, on consolidating its recently acquired American paint operations with its Miami based production facility. Presently all paints are manufactured at that Miami location. The third quarter of this fiscal year will benefit from the higher sales contributions of the two recent acquisitions that should result in overall profitability for the Company. Thereafter, the company will aggressively market its paint and coatings products, with the added opportunity to sell its expanded product line to a greater customer base. Its strategy will be to continue to expand within the Sunbelt Region of the United States. In addition to the Company's marketing efforts, the recent acquisitions will further the utilization of the Company's paint and coatings production capacity. Management continues to be optimistic about the benefits of its near-term strategy.

The Company anticipates improvements in raw material purchasing economies that will result in further cost savings in its purchases within its manufacturing operation. This benefit will continue in this fiscal year. The Company also anticipates improvement in gross profit margins during the balance of this fiscal year resulting from these improved purchasing economies.

Six months ended March 31, 1999 compared to six months ended March 31, 1998

Total revenue for the six months ended March 31, 1999 was $1,940,351 compared to $1,470,631 for the same period of 1998, which represents an increase of $469,720, or 32%. The increase was primarily the result of the sales contribution of the American Paints and T-Coast acquisitions.

Gross profit margins were 30% and 34%, respectively, for the six-month period ending March 31, 1999 as compared to the prior period ending March 31, 1998. This decrease is the result of a change in the mix of paint and coatings products sold by the Company, and in part, by lower contribution margin from the America Paints and Sealco acquisitions. Sealco has traditionally had gross profit margins in the 16% range.

For the six months ended March 31, 1999, total selling, general and administrative expenses were $1,185,314 as compared to $748,069 for the same period of the previous year, an increase of approximately $437,245, or 58%. This increase is primarily the result of the Company's recent acquisitions and once the expected consolidation of operations is completed, S G & A expenses are expected to become a lower percentage of sales. Management anticipates that further increases in sales while controlling its S G & A expense levels, will result in an improvement in its future operating performance.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES


The Company continued to experience a loss from operations of $596,808 for the six month period ending March 31, 1999 as compared to a loss of $244,294 for the same prior year period.

Based upon management's current estimates of future taxable income, management has determined that a valuation allowance of fifty percent (50%) is appropriate during the current period ending March 31, 1999 to represent that portion of deferred taxes that may be realized in the future.

The net loss, after income taxes benefit but before dividends on preferred stock, and net loss per share was $481,474 for the six months ended March 31, 1999 as compared to a net loss of $143,505 for the same period in 1998. This represented an increase in the loss of $337,969 for this period as compared to the year before six-month period ended March 31, 1998. The basic earnings or net loss after preferred dividends on preferred stock, and the basic per share earnings or net loss attributable to common shares were $481,474 and $0.06 for the six months ended March 31, 1999 as compared to a net loss of $143,505 and $0.05 on the same basis for the same period in 1998. The diluted earnings per share are $0.06 and $0.05 for these respective periods.

This current six-month period loss per share was higher even though there is a dilutive effect with more common shares being outstanding. During these two comparable periods, the weighted average shares outstanding increased from 3,378,748 to 7,593,642. This increase is attributed to the Company's financing undertaken during 1998 and the exchange of convertible preferred stock into common stock and the dilutive effect of exercisable stock options.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has largely funded its operations and its product development activities with funds provided by issuing securities and from borrowings. During the six months ended, the Company received $250,000 and completed conversion of all convertible preferred stock for the issuance of 1,405,000 shares of common stock. In addition, the Company issued a 9% redeemable convertible promissory note in the face amount of $666,667 for consideration of $500,000 before placement expenses. This convertible note has a March 1, 2002 maturity date. Conversion for stock is at a 5% premium to the market price of the Company's common stock three days prior to the election to convert. These funds were used for working capital purposes.

The issuance of common stock during the period was to acquire the equity interest of the holder who held the preferred stock position and to provide the Company with $250,000 in funding. The Company received a release from former preferred stock investor on March 4, 1999 that any obligations that the Company had were satisfied by the holders of the 1.4 million shares that were issued.

Net cash used in operating activities for the six months ended March 31, 1999 was $726,719 compared to net cash used of $829,498 for the six months ended March 31, 1998. This decrease in cash used by operating activities is despite the higher net loss and the increase in prepaid assets were offset by higher levels of accounts payables and accrued expenses.

Cash used in investing activities for the six months ended March 31, 1999 and 1998 were $1,586,701 and $251,009, respectively. The principal use of funds was for two acquisitions- American Paints and T-Coast/ Sealco Systems completed during this period. In addition, capital expenditures for the recent period decreased to $70,495 from $154,669 over the prior year's period. There was no acquisition in the year ago period. The recent period includes a expenditure for patents while in the year ago period there was no such expenditure.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES


Cash provided by financing activities for the six months ended March 31, 1999 was $2,637,912 as compared to cash used in financing activities of $1,380,550 for the six months ended March 31, 1998. During the recent period, the Company issued common stock with an aggregate value of $2,212,888 for both of its current period acquisitions. Shareholder loans increased during this period that included the assumption of certain company incurred professional expenses by a shareholder.

As of March 31, 1999, the Company had net working capital of $1,423,376 as compared to $616,709 at fiscal year ended September 30, 1998. This increase in net working capital of $806,667 is primarily due to in higher levels of accounts receivable and inventories while this increase was more than offset by higher levels of accounts payable and accrued expenses. The Company's ratio of current assets to current liabilities was 2.0 at March 31, 1999 and 2.1 at fiscal year ended September 30, 1998.

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

Management believes that additional capital will be needed to fund its present plan to build within this fiscal year a manufacturing facility to produce shells for its paint and coating technology products. The Company is optimistic that such funds will be available from investment or financing sources to provide for this expansion plan. Should funds not be readily available, management intends to defer the building of the manufacturing facility to a later time when appropriate funding can be arranged. The Company is in need of additional funding to provide for its working capital requirements over the next six months to supplement the cash proceeds that can be generated from its recently acquired businesses. Should such funding not be available, the Company would have to significantly curtail its planned operations to achieve breakeven operations.



PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

During May 1999, the attorneys for the Company and Innovation Associates, Inc.("IA") reached an agreement to settle litigation that was commenced by IA for trade secrets misappropration among other matters. As part of the settlement of this litigation, the Company has agreed to license certain patents relating to microspheres that are owned by IA. Consideration for such license is the payment of $25,000 and the issuance of $500,000 worth of the Company's common stock. Such common stock shall bear a legend as to marketability until it is registered. With this licensing of IA's patents, the litigation will be dismissed. The Company intends to utilize the IA patents with its own microsphere technologies to strengthen its patent position in this area.

On February 23, 1999, the Company was notified that the Kevin Horrell litigation against the Company and Mr. John Pidorenko, the Company's president, was dismissed. Prior to this notice, Mr. Pidorenko, transferred 40,000 shares of the Company's common stock, he personally owned, to Mr. Horrell. A complete settlement of this matter has been made.

On March 1, 1999, the Company reached a settlement agreement with David Feingold and his law firm of Feingold & Kam, RAM Capital Partners, Ltd., Diversified Lending Company and RAF Enterprises regarding compensation and the issuance of the Company's common stock, among other matters. As a result of this settlement, the Company's obligations to the investor who held a convertible preferred stock position was satisfied. Other than the Company issuing common stock during November 1998, no further consideration was paid.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES


On February 4, 1999, a complaint was filed in the United States District Court, Middle District of Florida by Mr. Russell Haraburda and Eden Group, Inc. against John Pidorenko, the Company's president, and the Company for monies purportedly due for arranging financing for the Company prior to its IPO in March of 1997. The Company does not believe any monies are due Mr. Haraburda or his firm. In addition, the Company has been assigned two promissory notes of the Eden Group, Inc. that are unpaid. The Company will vigorously challenge any demand for payment by Mr. Haraburda and will seek full payment under its promissory notes from the Eden Group.


Item 5.           Other Information

On March 18, 1999, Mr. Donald Huggins was appointed to the board of directors.


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


                                             ThermaCell Technologies, Inc.


Dated    5/17/99
                                             /s/ Gerald Couture
                                             ---------------------------------
                                             Gerald Couture
                                             Vice-President, Finance and CFO