Form 10QSB
period 1999-06-30
THERMACELL TECHNOLOGIES INC
filed 1999-08-19
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1999

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

Yes      No  X
    ---     ---
     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of June 30, 1999 was 8,149,769.

         Transitional Small Business Disclosure Format:

Yes      No X
   ---     ---

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES


                                      Index



                                                                         Page
Part I - Financial Information                                           ----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           June 30, 1999 and September 30, 1998......................   1 - 2

         Consolidated Statements of Operations -
           Three months and nine months ended June 30, 1999 and 1998.     3

         Consolidated Statements of Cash Flows -
           Nine months ended June 30, 1999 and 1998..................     4

         Notes to Consolidated Financial Statements..................   5 - 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................   7 - 11

Part II - Other Information

Item 1. Legal Proceedings............................................    12

         Signatures..................................................    13

Exhibit 11...........................................................    14


                                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                          Consolidated Balance Sheets


                                                     Assets



                                                                          June 30,             September 30,
                                                                            1999                    1998
                                                                    ---------------------   ---------------------


Current assets
   Cash                                                             $            496,320    $             67,405
   Accounts receivable
      Trade, net of allowance for uncollectible accounts
      of $95,125 and $64,591, respectively                                       359,360                 314,262
   Notes receivable - trade                                                      273,565                  52,000
   Notes receivable - other                                                       75,000                  76,622
   Other current assets                                                           72,156                  18,998
   Inventories                                                                 1,036,185                 489,259
   Prepaid expenses                                                              933,859                 161,308
                                                                    ---------------------   ---------------------

          Total current assets                                                 3,246,445               1,179,854
                                                                    ---------------------   ---------------------

Property and equipment                                                         1,577,662               1,141,502
   Less - accumulated depreciation                                               374,079                 248,530
                                                                    ---------------------   ---------------------
                                                                               1,203,583                 892,972
                                                                    ---------------------   ---------------------

Other assets
   Deposits                                                                       20,902                  16,266
   Deferred income tax benefit, net                                              966,980                 795,309
   Goodwill, net of accumulated amortization
      of $115,267 and $95,602, respectively                                    1,678,276                 815,010
   Other intangibles, net of accumulated amortization
      of $41,070 and $33,173, respectively                                       734,133                 162,469
                                                                    ---------------------   ---------------------
                                                                               3,400,291               1,789,054
                                                                    ---------------------   ---------------------




          Total assets                                              $          7,850,319    $          3,861,880
                                                                    =====================   =====================



See notes to consolidated financial statements.


                                     THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                               Consolidated Balance Sheets


                                          Liabilities and Stockholders' Equity



                                                                                   June 30,             September 30,
                                                                                     1999                    1998
                                                                             ---------------------   ---------------------


Current liabilities
   Accounts payable                                                          $          1,202,151    $            445,118
   Accrued expenses                                                                        27,257                  45,396
   Accrued payroll and payroll taxes                                                       21,432                  13,647
   Current maturities of long-term debt
      Notes payable                                                                        20,350                  20,340
      Capital leases                                                                       33,807                  38,644
                                                                             ---------------------   ---------------------

          Total current liabilities                                                     1,304,997                 563,145
                                                                             ---------------------   ---------------------

Long-term debt, net of current maturities
   Notes payable                                                                           94,830                  58,128
   Capital lease obligations                                                              113,423                  73,079
   Convertible note payable                                                             1,333,333                       -
                                                                             ---------------------   ---------------------
          Total long-term debt, net of current maturities                               1,541,586                 131,207
                                                                             ---------------------   ---------------------

          Total Liabilities                                                             2,846,583                 694,352
                                                                             ---------------------   ---------------------

Commitments and contingencies                                                                   -                       -

Stockholders' equity
   Preferred stock, Series A, par value $.0001
      5,000,000 shares, authorized, issued
      and outstanding                                                                         500                     500

   Preferred stock, Series B convertible, $1,000 stated value, 8% dividend
      Authorized 1,500 shares,
      0 and 250 issued and outstanding, respectively                                            -                 250,000

   Common stock, par value $.0001
      Authorized 20,000,000 shares,
       8,149,769 and 5,129,325 issued and outstanding, respectively                           815                     513

   Additional paid-in capital                                                           9,538,733               6,612,481
   Deduct notes receivable associated with stockholder loan                              (591,389)               (453,695)
   Accumulated deficit                                                                 (3,889,923)             (3,242,271)
   Treasury Stock                                                                         (55,000)                      -
                                                                             ---------------------   ---------------------

          Total stockholders' equity                                                    5,003,736               3,167,528
                                                                             ---------------------   ---------------------


          Total liabilities and stockholders' equity                         $          7,850,319    $          3,861,880
                                                                             =====================   =====================



See notes to consolidated financial statements.

                                         THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                            Consolidated Statements of Operations
                                                         (Unaudited)



                                                For the Three Months Ended                    For the Nine Months Ended
                                          ---------------------------------------       ---------------------------------------
                                              June 30,               June 30,               June 30,               June 30,
                                                1999                   1998                   1999                   1998
                                          -----------------       ---------------       -----------------       ---------------

Revenue
    Sales                                        1,310,625      $        789,183      $        3,250,976      $      2,259,814

Less cost of sales                                 922,980               497,462               2,274,825             1,464,318
                                          -----------------       ---------------       -----------------       ---------------

    Gross profit                                   387,645               291,721                 976,151               795,496

Selling, general and administrative
    expenses                                       624,738               430,055               1,810,052             1,178,124
                                          -----------------       ---------------       -----------------       ---------------

        Loss from operations                      (237,093)             (138,334)               (833,901)             (382,628)
                                          -----------------       ---------------       -----------------       ---------------

Other income (expense)
    Interest income                                      -                15,405                   4,431                40,471
    Interest expense                               (19,430)                    -                 (28,894)               (6,894)
    Other                                                -                 4,368                       -                51,108
                                          -----------------       ---------------       -----------------       ---------------

        Total other income (expense)               (19,430)               19,773                 (24,463)               84,685
                                          -----------------       ---------------       -----------------       ---------------

        Loss before income taxes                  (256,523)             (118,561)               (858,364)             (297,943)

Income taxes
    Deferred income tax benefit                     51,305                23,712                 171,672                59,589
                                          -----------------       ---------------       -----------------       ---------------

        Net loss                        $         (205,218)     $        (94,849)     $         (686,692)     $       (238,354)
                                          =================       ===============       =================       ===============


Basic loss per common share             $            (0.02)     $          (0.02)     $            (0.09)     $          (0.07)
                                          =================       ===============       =================       ===============

Weighted average number of
    common shares outstanding                    8,696,238             4,153,620               7,575,889             3,432,484
                                          =================       ===============       =================       ===============




See notes to consolidated financial statements.


                                          THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)


                                                                                                  For the Nine Months Ended
                                                                                            ---------------------------------------
                                                                                                June 30,              June 30,
                                                                                                  1999                  1998
                                                                                            ------------------    -----------------

Cash flows from operating activities:
   Reconciliation of net loss to net cash
      used in operating activities
        Net loss                                                                           $         (686,692)    $       (271,842)
        Adjustments to reconcile net loss to net
          cash used in operating activities
          Depreciation                                                                                125,549               99,830
          Amortization                                                                                 27,562               58,634
          Deferred income tax benefit                                                                (171,672)             (59,589)
        Changes in assets and liabilities, net of acquisitions
          (Increase) decrease in accounts and notes receivable                                         90,053              (65,415)
          (Increase) in inventories                                                                  (215,416)            (145,509)
          (Increase) in prepaid and other assets                                                     (727,059)            (213,156)
          Increase (decrease) in accounts payable                                                     196,969             (161,470)
          Increase (decrease) in accrued expenses                                                     (15,415)            (315,622)
          Prior period adjustment                                                                     (39,040)                   -
                                                                                            ------------------    -----------------
                 Net cash used in operating activities                                             (1,415,161)          (1,074,139)
                                                                                            ------------------    -----------------

Cash flows from investing activities
   Capital expenditures                                                                               (71,160)            (331,188)
   Acquisitions                                                                                    (1,396,220)             (73,340)
   Expenditures for patent, net                                                                      (577,956)             (30,000)
                                                                                            ------------------    -----------------
                 Net cash used in investing activities                                             (2,045,336)            (434,528)
                                                                                            ------------------    -----------------

Cash flows from financing activities
   Proceeds from issuance of common stock                                                           2,926,554              122,955
   Proceeds from issuance of Series B preferred stock                                                       -            1,500,000
   Proceeds from issuance of notes payable                                                             92,025               61,407
   Proceeds from issuance of convertible note                                                       1,333,333                    -
   Conversion of  Series B preferred to common stock                                                 (250,000)
   Principal payments on notes payable                                                                (19,806)             (10,624)
   Principal advances on stockholder loan                                                            (137,694)                   -
   Proceeds from payments on stockholder loan                                                               -              100,486
   Costs associated with obtaining financing                                                                -             (300,000)
   Purchase of treasury stock                                                                         (55,000)             (40,000)
                                                                                            ------------------    -----------------
                 Net cash provided by financing activities                                          3,889,412            1,434,224
                                                                                            ------------------    -----------------

                 Net increase in cash                                                                 428,915              (74,443)

Cash beginning                                                                                         67,405              580,522
                                                                                            ------------------    -----------------

Cash ending                                                                                $          496,320     $        506,079
                                                                                            ==================    =================



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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months and nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Basic loss per share calculations

The computation of net earnings (loss) per common share has been based upon the weighted average number of shares of outstanding common stock, which for the three month periods ended June 30, 1999 and June 30, 1998 were 8,696,238 and 4,153,620, respectively. The weighted average number of shares outstanding for the nine month periods ended June 30, 1999 and June 30, 1998 were 7,575,889 and 3,432,484, respectively.

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

Note 4 - Equity Transactions

On June 22, 1999 the Company issued a 9% convertible promissory note in the face amount of $666,667 for cash consideration of $500,000 before placement fees. The note's maturity is July 1, 2002, and allows the holder to purchase this Company's common stock at 105% of the market price at the time of conversion.

On August 6, 1999, the Company's board of directors waived conditions for conversion of the preferred stock Series A, held by its Chairman and President. The original number of such preferred shares outstanding was 5,000,000 but was subsequently changed to 2,500,000 shares in January 1998 to facilitate an equity funding. The conversion features remained as originally designated and allowed conversion into 1.25 million shares of the Company's common stock. The Board of Directors authorized the issuance of common stock in exchange for the retirement of this preferred stock. Conversion rights for this preferred had originally been allowed if the company had achieved any one quarter of profitable operations and any one year of profitable operations. Neither of these conditions was achieved. The conversion of this series A preferred stock amended to 2,500,000 in January 1998, allowed the holder to vote 2,500,000 shares on matters that come before and are voted on by the common stock shareholders. The retirement of this preferred issue eliminates these voting privileges in the Company's capital structure.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Notes to Consolidated Financial Statements (Continued)

In May 1999, the Company and Innovation Associates, Inc.("IA") reached an agreement and settled litigation that was commenced by IA for trade secrets misappropriation among other matters. As part of the settlement of this litigation, the Company has agreed to license certain patents relating to microspheres that are owned by IA. Consideration for such license is the payment of $25,000 and the issuance of 470,544 shares of the Company's common stock having a value of $500,000. This common stock bears a restrictive legend as to marketability but provides a penalty should this stock not be registered by the Company within 150 days. If the Company is not able to provide registration of these shares by November 7, 1999, than an additional payment of $62,500 worth of common stock is to be made. With this licensing of IA's patents, all litigation is dismissed. The Company intends to utilize the IA's patents with its own microsphere technologies to strengthen its patent position in this field.

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

On July 28, 1997, the Company acquired all the outstanding common stock, representing 100% ownership, of Atlas Chemical Company, a paint manufacturer and distributor, located in Miami, Florida. The Company acquired this firm so that it would have a larger manufacturing facility to both expand production of paints and coatings and to obtain an established marketing distribution channel which included major retail paint accounts such as Ace Hardware, among others.

On March 2, 1998, the Company acquired the assets of Ladehoff Paints, Inc., a paint manufacturer and distributor located in Mesa, Arizona. The total purchase price was $115,000. This acquisition is classified as a purchase transaction.

The Company acquired T-Coast Pavers/Sealco Systems, Inc., which had annual revenues of about $2 million, on December 1, 1998 for 300,000 shares of common stock valued at $300,000 and an employment agreement with its founder that requires an earn-out of an additional 300,000 shares over three years. T-Coast Pavers/Sealco Systems. provides paver installation and driveway sealant and coating services primarily to contractors in Southeast Florida.

The Company acquired American Paints, Inc., a Pompano Beach, Florida paint manufacturer and distributor with $2.5 million in annual revenues, for 572,000 common shares on December 1, 1998. American Paints' production capabilities have been consolidated into the Company's Atlas manufacturing facility while its retail operations remain in Pompano Beach.

On January 22, 1999, the Company launched its www.paint-n-stuff.com e-commerce web site that includes more than 10,000 name brand home, boating, and commercial building paint, hardware supplies and other improvement items for contractors, dealers and consumers. This represents the first time such a complete array of these products has been offered on a internet site.

The Company has sustained significant operating losses since its inception. Management's strategy of expanding the ThermaCool(TM) product line, developing a commercially viable manufacturing process for shells and expansion into new markets for its shell technology may result in the Company incurring additional losses due to the costs associated with these strategies. The Company expects to incur losses until it is able to increase its sales, expand its product line, and increase its distribution capabilities to a sufficient revenue level to offset ongoing operating and expansion costs.

RESULTS OF OPERATIONS

Three months ended June 30, 1999 compared to three months ended June 30, 1998

Total consolidated revenue for the three months ended June 30, 1999 was $1,310,625 compared to $789,183 for the same period of 1998, which represents an increase of $521,442, or 66%. This increase was primarily attributed to the additional revenues of two recent acquisitions: American Paints and T-Coast Pavers/Sealco Systems, Inc. ("Sealco"). The revenues for the Company's existing business declined for this period as compared to the prior period. This decline resulted from loss of customers because of severe competition within the Company's Florida markets. The Company has elected to maintain its profit margins on its business rather than resort to competitive bidding. Management feels that at this stage in the Company's development this is the more prudent strategy.

Gross profit margins were 30% and 37%, respectively, for the three month period ended June 30, 1999, as compared to the prior period ended June 30, 1998. This decrease is the result of a change in the mix of paint and coatings products sold by the Company, and in part, by lower contribution margin from the Sealco acquisition. Sealco has traditionally had gross profit margins in the 16% range. The Company expects that continued buying efficiencies and supplying all coating and sealant needed for the Sealco operations are expected to further improve profit margins. During the recent quarter ended, Sealco's gross profit margin was 24%.

For  the  three  months  ended  June  30,  1999,  total  selling,   general  and
administrative expenses were $624,738 as compared to $430,055 for the same period of the previous year, an increase of $194,683, or 45%. This increase is the result of higher marketing, staffing and other general expenses associated with both of the Company's acquisitions. The Company has taken steps to reduce duplication of personnel and has consolidated its staffing, marketing, and production for more efficient and effective business operation for the American Paint acquisition. With the expansion of distribution channels provided by the American Paints, the Company anticipates substantial benefit from the sales of products to an expanded customer base.

The Company experienced a loss from operations of $237,093 for the three month period ended June 30, 1999 as compared to a loss of $138,334 for the same prior year period. This increase in the operating loss over that of the preceding year period reflects the lower gross margin contribution from the Company's revenues and the higher S. G & A expense during this period. Management anticipates that increasing levels of sales, including the contribution of both of the recent acquisitions, will result in improvement in future operating performances and eventually profitable operations.

Based upon management's current estimates of future taxable income, management has determined that a valuation allowance of fifty percent (50%) is appropriate during the current period ended June 30, 1999 to represent that portion of deferred taxes that may be realized in future periods.

The interest expense for the period ended June 30, 1999 was $19,430. There was no interest in the prior years quarter. The interest expense for the current period was incurred primarily from debenture and vehicle financings. The prior period benefited from interest income of $15,405. There was no comparable benefit in the period ended June 30, 1999.

The basic loss, after income tax benefit, and basic loss per share were $205,218 and $0.02 per share respectively, for the three months ended June 30, 1999 as compared to a basic loss and basic loss per share of $94,849 and $.02 respectively, for the same period in 1998. This loss represents a 116% increase over the basic loss experienced in the year ago quarter. The loss per share for the period was same as the loss per share of the year ago period. The weighted average shares outstanding for the quarter ended June 30, 1999 was 8,696,238 as compared to 4,153,620 for the preceding year quarter ended June 30, 1998.

The Company has focused, in the recent two quarters on the consolidation of the acquired American Paint operations with its Miami based production facility. Presently all paints are manufactured at that Miami location. The company will aggressively market its paint and coatings products, with the added opportunity to sell its expanded product line to a greater customer base. Management's strategy will be to continue to expand within the Sunbelt Region of the United States. In addition to the Company's marketing efforts, the recent acquisitions will further the utilization of the Company's paint and coatings production capacity. Management continues to be optimistic about the benefits of its near-term strategy.

The Company anticipates improvements in raw material purchasing economies will result in further cost savings in its purchases for its manufacturing operation. This benefit will continue in this fiscal year. The Company also anticipates improvement in gross profit margins during the balance of this fiscal year resulting from these improved purchasing economies.

Nine months ended June 30, 1999 compared to nine months ended June 30, 1998

Total revenue for the nine months ended June 30, 1999 was $3,250,976 compared to $2,259,814 for the same period of 1998, which represents an increase of $991,162, or 44%. The increase was primarily the result of the sales contribution of the American Paints and T-Coast Pavers/Sealco Systems acquisitions that more than offset revenue losses in the Company's core business segment because of competitive factors. Business was lost when management decided to forgo price concession with customers and instead decided to maintain its present pricing structure.

Gross profit margins were 30% and 35%, respectively, for the nine-month period ending June 30, 1999 as compared to the prior period ending June 30, 1998. This decrease is the result of a change in the mix of paint and coatings products sold by the Company, and in part, by lower contribution margin from the Sealco acquisition. Sealco has traditionally had gross profit margins in the 16% range but that margin has improved to 24% since the acquisition. Sealco's margin is lower than the margins in the Company's paint business.

For  the  nine  months  ended  June  30,  1999,   total  selling,   general  and
administrative expenses were $1,810,052 as compared to $1,178,124 for the same period of the previous year, an increase of $631,928, or 54%. This increase is primarily the result of the Company's recent acquisitions and once the expected consolidation of operations is completed, S G & A expenses are expected to become a lower percentage of sales. Management anticipates that further increases in sales while controlling its S G & A expense levels, will result in an improvement in its future operating performance.

The Company continued to experience a loss from operations of $833,901 for the nine month period ending June 30, 1999 as compared to a loss of $382,628 for the same prior year period.

Based upon management's current estimates of future taxable income, management has determined that a valuation allowance of fifty percent (50%) is appropriate during the current period ending June 30, 1999 to represent that portion of deferred taxes that may be realized in the future.

The net loss, after income taxes benefit and net loss per share was $686,692 for the nine months ended June 30, 1999 as compared to a net loss of $238,354 for the same period in 1998. This represented an increase in the loss of $448,338 for this period as compared to the year before nine-month period ended June 30, 1998. The basic earnings (loss) per share was $0.09 for the nine months ended June 30, 1999 as compared to $0.07 on the same basis for the same period in
1998. The diluted earnings (loss) per share are also $0.09 and $0.07 for these respective periods. This current nine-month period loss per share was higher even though there is a dilutive effect with more common shares being outstanding. During these two comparable periods, the weighted average shares outstanding increased from 3,432,484 to 7,575,889. This increase is attributed to the Company's convertible preferred stock Series B financing undertaken during fiscal year 1998, being exchanged into common stock, the issuance of common stock for two acquisitions, common stock issued for the license of the Innovative Associates microshell patents and the dilutive effect of outstanding stock options.


LIQUIDITY AND CAPITAL RESOURCES

The Company continues to fund its operations and product development activities with funds provided by issuing securities and from borrowings. During the nine months ended, the Company raised $1.25 million, before placement expenses, through an equity funding and the issuance of two convertible debentures. During the year, the Company completed conversion of the "Series B" convertible preferred stock with the issuance of 1,405,000 shares of its common stock. The Company issued 9% redeemable convertible debentures in two tranches in the face amount of $1,333,333 for net proceeds of $1,000,000 before placement expenses. The Company received approximately $801,000 after placement fees, legal fees and related expenses. Each of these two debentures are for $666,666.67 and have maturity dates of March 1, 2002 and July 1, 2002, respectively. Furthermore, each allows conversion into common stock at a 105% of the market price three days prior to the election to convert. Proceeds from the debentures were used for working capital purposes.

The issuance of common stock during the nine-month period included the payment to retire the convertible preferred stock series B and to provide the Company with $250,000 in additional funding. The Company received a general release from the preferred stock Series B investor on March 4, 1999. During this fiscal year the Company had issued 1.4 million shares of its common stock to satisfy this preferred stock conversion requirement. In addition, the Company's two acquisitions of American Paint and T-Coast Pavers/ Sealco Systems included the issuance of a total of 872,000 shares of common stock with 300,000 additional shares being issued in escrow on an earn-out basis. Common stock was also issued for license of certain patents of IA Inc. as part of that litigation settlement.

Net cash used in operating activities for the nine months ended June 30, 1999 was $1,415,161 compared to net cash used of $1,074,139 for the nine months ended June 30, 1998. This increase in cash used by operating activities reflects a higher net loss for the current period and an increase in prepaid assets were offset by higher level of accounts payables.

Cash used in investing activities for the nine months ended June 30, 1999 and 1998 were $2,045,336 and $434,528, respectively. The principal use of funds was for two acquisitions- American Paints and T-Coast/ Sealco Systems completed during this period and for patent licensing that involved the settlement of the Innovative Associates litigation. In addition, capital expenditures for the recent period decreased to $71,160 from $331,188 over the prior year's period. There was not an acquisition in the year ago period.

Cash provided by financing activities for the nine months ended June 30, 1999 was $3,889,412 as compared to cash used in financing activities of $1,434,224 for the nine months ended June 30, 1998. During the recent period, the Company issued common stock with an aggregate value of $2,926,554 for acquisitions, conversion of preferred stock Series B and payment of services to consultants and employees. For the present period, convertible notes in the amount of $1,333,333 were issued. These notes bear annual interest of 9% and have a three-year maturity, but are convertible into the Company's common stock. Shareholder loans increased during this period that included the assumption of certain company incurred professional expenses by a shareholder.

As of June 30, 1999, the Company had net working capital of $1,941,448 as compared to $616,709 at fiscal year ended September 30, 1998. This increase in net working capital of $1,324,739 is primarily due to higher levels of cash, accounts receivable including note receivables from customers, and inventories while this increase was offset, in part, by higher accounts payable level. The Company's ratio of current assets to current liabilities was 2.5 at June 30, 1999 and 2.1 at fiscal year ended September 30, 1998.

The Company is not presently profitable and continues to fund itself from the proceeds of securities placements and debt fundings. Once the Company achieves profitability, it will then be in a position to fund itself on an operating basis.

The Company continues to focus its marketing efforts within the Sunbelt Region of the United States to increase consumer awareness and acceptance of both its existing and new products. In addition to this marketing effort, the Company has positioned itself to expand the near term production of its proprietary products.

Management believes that additional capital will be needed to fund its present plan to build a manufacturing facility to produce shells for its paint and coating technology products. The Company is optimistic that such funds will be available from investment or financing sources to provide for this expansion plan. Should funds not be readily available, management intends to defer the building of the manufacturing facility to a later time when appropriate funding can be arranged. The Company is in need of additional funding to provide for its working capital requirements over the next six months to supplement the cash proceeds that can be generated from its recently acquired businesses. Should such funding not be available, the Company would have to significantly curtail its planned operations to achieve breakeven operations.

On August 6, 1999, the Company's board of directors waived conditions for conversion of the preferred stock, "Series A", held by its Chairman and President. The Company authorized the issuance of 1.25 million shares of common stock in exchange for the retirement of this preferred stock. Conversion rights for this preferred had originally been allowed if the company had achieved one quarter of profitable operations and any one year of profitable operations. Neither of these conditions was achieved. The conversion of this series A preferred stock, originally 5,000,000 shares but was amended to 2,500,000 in January 1998, allowed the holder to vote 2,500,000 shares on matters that come before and are voted on by the common stock shareholders. The retirement of this preferred issue eliminates the super-voting rights in the Company's capital structure. In addition, the Company's board of directors required that within 180 days, the promissory notes in the total amount of $591,389 owed the Company by its president and chairman be repaid in full. A further consideration in retiring the Series A preferred stock was the simplification of the Company's capital structure to attract capital to fund the Company's future needs.

Enclosed in Item 5 attached as Exhibit 99 are the audited financial statements for the Company's two most recent acquisitions, American Paints Inc. and T-Coast Pavers/ Sealco Systems Inc., that the Company completed in December of 1998. The presentation included the operating results had each acquisition been completed in the earlier fiscal periods. This enclosure completes filing requirements for the presentation of audited financials for these entities combined with the Company's historical results.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

In May  1999,  the  Company  and  Innovation  Associates,  Inc.  ("IA")  reached agreement and settled litigation that was initiated by IA for trade secrets misappropriation among other allegations. As part of the settlement of this litigation, the Company has agreed to license certain patents relating to microspheres that are owned by IA. The Company paid $25,000 and issued 470,544 shares of its common stock having a value of $500,000 to IA. This common stock bears a restrictive legend as to marketability but provides a penalty should this stock not be registered by the Company within 150 days. If the Company is not able to provide registration of these shares by November 7, 1999, then an additional payment of $62,500 worth of the Company's common stock is to be made. With licensing of IA's patents, this litigation is dismissed. The Company intends to utilize IA's patents with its own microsphere technologies to strengthen its patent position in this field.

In February 1999, the Company was notified that the Kevin Horrell litigation against the Company and Mr. John Pidorenko, the Company's president, was dismissed. A part of this settlement, Mr. Pidorenko, transferred 40,000 shares of the Company's common stock, he personally owned, to Mr. Horrell. The Company did not make any payment in settlement of this matter.

On March 1, 1999, the Company reached a settlement agreement with David Feingold and his law firm of Feingold & Kam, RAM Capital Partners, Ltd., Diversified Lending Company and RAF Enterprises regarding compensation and the issuance of the Company's common stock, among other matters. As a result of this settlement, the Company's obligations to the investor who held a convertible preferred stock issue was satisfied. Other than the common stock the Company issued in November 1998, no further consideration was paid.

On February 4, 1999, a complaint was filed in the United States District Court, Middle District of Florida by Mr. Russell Haraburda and Eden Group, Inc. against John Pidorenko, the Company's president, and the Company for monies purportedly due for arranging financing for the Company prior to its IPO in March of 1997. The Company does not believe any monies are due Mr. Haraburda or his firm. In addition, the Company has been assigned two promissory notes of the Eden Group, Inc., Mr. Haraburda's firm, that are unpaid. The Company will vigorously defend itself in this matter and will seek full and complete payment under its promissory notes from the Eden Group.


Item 5.           Other Information

Audited Financial Statements for T-Coast/ Pavers, Inc. and American Paints, Inc. and proforma statements for their respective financial results combined with the Company for the indicated prior periods are attached in Exhibit 99.

Item 6.           Exhibits and reports on Form 8K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ThermaCell Technologies, Inc.

Dated    8/18/99
                                              /s/ Gerald Couture
                                              -------------------------------
                                              Gerald Couture
                                              Vice-President, Finance and CFO