Form 10KSB
period 1999-09-30
THERMACELL TECHNOLOGIES INC
filed 2000-01-18
CIK 1002360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the year ended September 30, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21279


                          THERMACELL TECHNOLOGIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                  59-3223708
             -------                                  ----------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)


440 Fentress Blvd., Daytona Beach                       32115
---------------------------------                       -----
(Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (904) 253-6262

     Securities registered pursuant to Section 12(b) of the Act: NONE

Check Whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes  [  ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State  issuer's   revenues  for  its  most  recent   reporting   period  (Fiscal
year)........$4,306,408.

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1999 was $4,987,394. The bid price of the common stock at that date was $0.69.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's stockholders to be held on March 15, 2000 are incorporated by reference into part III of this Form.

                          THERMACELL TECHNOLOGIES, INC.

                               FORM 10-KSB - Index

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999


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

On November 30, 1995, the Company acquired the assets of C.F. Darling Paint & Chemicals, Inc., a paint manufacturing company, located in New Port Richey, Florida ("Darling Paint") for approximately $250,000. in cash. The Company also assumed the real estate lease for the Darling Paint facility. The Company acquired these assets to have a facility to produce and develop paints and coatings for its ThermaCool(TM) product line which incorporates its shell technology. Prior to this acquisition, the Company was required to purchase paints and coatings from independent paint and coating manufacturers.

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

On July 28, 1997, the Company acquired all the outstanding common stock, representing 100% ownership of Atlas Chemical Co., a paint manufacturer and distributor, located in Miami, Florida. The Company acquired this firm so that it would have a larger manufacturing facility to both expand production of paints and coatings and to obtain an established marketing and distribution channel which included major accounts such as Home Depot, Ace Hardware, Lowes, and others.

On October 15, 1998, the Company agreed to acquire T-Coast Pavers/Sealco Systems, Inc. which had annual revenues of approximately $2 million. ThermaCell acquired these associated businesses effective December 1, 1998 for 300,000 shares of its common stock valued at $300,000 and in an employment agreement with its founder and key executive, a payment of an additional 300,000 shares over the three year employment period. This company provides paver installation and driveway sealant and coating services primarily to contractors in Southeast Florida.

The Company acquired American Paints, Inc., a Pompano Beach, Florida paint manufacturer and distributor with $2.5 million in annual revenues, for 572,000 common shares on December 1, 1998. American Paints' operations has been consolidated into the Company's Atlas manufacturing facility to reduce duplicate costs and increase future operating profits.

The Company has sustained significant operating losses since its inception. Management's strategy of expanding the ThermaCool(TM) product line, developing a commercially viable manufacturing process for shells, and expansion into new markets for its shell technology may result in the Company incurring additional losses due to the costs associated with these strategies. The Company expects to incur losses until it is able to increase its sales, expand its product line and increase its distribution capabilities to a sufficient revenue level to offset ongoing operating and expansion costs. The Atlas Chemical acquisition and the other acquisitions should accelerate the Company's plan to achieve profitable operations.

The Company's long-term business strategy is to (i) expand the marketing and distribution of ThermaCool(TM) paints and coatings (ii) develop and manufacture the Company's own shells and (iii) expand the shell technology to other products, such as drywall, gypsum board, home siding materials and space foam insulation. Other markets in which the Company may utilize its technology include refrigeration and cooling systems, automotive and transportation applications and cups and thermoses. There is no assurance that the Company will continue to be successful in penetrating the market with its ThermaCool(TM) product line, developing commercially viable manufacturing techniques, or addressing other markets.

BUSINESS STRATEGY

The Company's business strategy is to become profitable by commercially exploiting its shell technologies along with the manufacture and distribution of conventional paint and coating products. An important element in the Company's present strategy incorporates acquisitions within the paint industry of paint manufacturers and distributors. Within established distribution channels, the Company anticipates marketing ThermaCool(TM) coatings that complement established paint and coating products. The Company's business strategy is dependent upon the successful implementation of the following:

(i) Expand the marketing and distribution of Thermacool(TM) paints and coatings. The use of shells in paints and coatings is the Company's initial attempt to commercially apply its shell technology. Although the ultimate objective of the Company is to commercially exploit fully evacuated shells in a variety of products, management believes that the use of partially evacuated shells properly combined with paints and coatings can improve the insulating properties of these products. Management believes that the acquisition of the assets of Darling Paint and the Atlas Chemical Co. acquisition, combined with the implementation of a successful marketing program will enable the Company to generate revenues with the sale of its ThermaCool(TM) paint and coating products.

The initial ThermaCool(TM) product is a roof coating material which incorporates the partially evacuated shells into a roof coating mixture which the Company is now able to manufacture. This product can be used to coat new roofs as well as existing tiles, shingles, and flat roofs and can be applied by manufacturers of concrete and ceramic tiles. The Company is also marketing a ThermaCool(TM) exterior wall coating which it believes can also reduce emissivity and thermal conductivity.

Coatings are characterized as protective barriers that can be applied to various surfaces for protection from the elements. Paint is characterized as a product to change the color of a particular surface. By this definition, some paints may be classified as coatings, such as a semi-gloss enamel, while flat wall paint would not. The basic difference between a roof and a wall coating is the viscosity or thickness of the product. A roof, being less vertical than a wall, can accept a thicker coating without the product running or sagging. A thicker coat for a roof is preferable because of its exposure to the elements. The application of shell technology to the Company's products is limited to the ThermaCool(TM) roof and exterior wall coatings where the insulative and energy efficiency characteristics of the product are most beneficial. Presently, more than 90% of the Company's sales of ThermaCool(TM) products are for roof application.

The Company has recently entered the auto racing market with several racing related products. The Company has filed for patent protection for those products and plans to vigorously pursue this market. The Company has developed an interior paint using its ThermaCool(TM) process. There is no assurance that the Company will be able to develop products other than roof and exterior wall coatings utilizing its ThermaCool(TM) process.

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

To the best of management's knowledge, no one has been able to develop a commercially viable process for the production of fully evacuated glass shells, due to, among other factors, manufacturing and technical restraints. Currently, the Company is aware of three large multinational companies that manufacture shells. The essential difference between the manufacturing process for partially evacuated shells, as compared to substantially or fully evacuated shells, is the technique employed to evacuate gases from the shells which improve its thermal conductivity or insulating value. The Company plans to market non-evacuated shells for several uses and will compete directly with others in this market. The Company will have non-evacuated shells available to also sell in the general market because not all shells during the manufacturing process will be evacuated. These non-evacuated shells will be separated and sold for general use as fillers, but will be produced at a substantially reduced cost.

Management believes that the Company's current facilities and equipment can be used to manufacture partially evacuated shells. Presently the Company has had limited success in manufacturing shells.

(iii) Expand the shell technology to other products.

Management of the Company believes the potential exists to commercially exploit other markets suitable for the Company's shell technologies. Since 1992, the Company's founders have been investigating the possibility of using evacuated glass shells in a variety of products. One of these potential uses include the aroma therapy applications that the Company is exploring with Bath and Body Works, a national retail chain. Management has also identified construction components such as drywall, gypsum board, home siding materials and space foam insulation as potential markets. Other potential markets include refrigeration and cooling systems, automotive and transportation applications, and cups and thermoses. There is no assurance the Company will be successful in penetrating other markets. The Company will only be able to achieve this strategy if it is able to economically manufacture its own highly or partially evacuated shells.

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

The use of evacuated glass shells as an important component of improved insulation and the use of a reflective layer within or outside of the shells have also been referred to in prior patents. The Company's patent application describes a procedure which uses water vapor and heat, combined with the introduction of certain gases, to cause the evacuation or substantial evacuation of the gases contained in the interior of the shells.

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

MANUFACTURING FACILITIES AND TECHNIQUES

Management has acquired machinery, tooling, a high temperature furnace and other items necessary to manufacture evacuated shells. Production of quantities of shells sufficient for the Company's immediate needs is now anticipated during fiscal year 2000. Management will utilize its limited initial production to provide for early demand expectations. Within the next 12 months a more substantial facility will need to be built to provide evacuated shells in quantities greater than 500,000 pounds annually. Internal cost estimates, prepared by management, indicate that the Company will require at least $1,500,000 to build a shell manufacturing facility sufficient to provide commercial quantities of shells to outside parties as a separate business endeavor.

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

The Company currently has retail locations in Miami, Florida and Pompano Beach , Florida. The Company's manufacturing facility is located in Miami, Florida adjacent to its retail facility. Management has closed its other retail facilities in Mesa, Arizona and Holiday, Florida to concentrate on the manufacture and distribution of its ThermaCool(TM) and conventional paint products. The Miami retail location will continue for customer convenience. In addition, the Company plans to market directly to specialty industries such as the RV motor home industry and manufactured housing industry. The Company has targeted chains such as Home Depot and Lowe's as point of sale distribution outlets. The Company believes that viable business opportunities for franchising and distribution relationships with existing painting and coating contractors are additional marketing and distribution strategies that can expand the sale of the Company's products. The Company also believes that its products may be distributed through private label arrangements with other distributors. There is no assurance that any of these marketing or distribution strategies will be successful.

NEW PRODUCT APPLICATIONS AND DEVELOPMENT

The Company is focused on the initial production of evacuated shells that will prove adequate for near term demand of its ThermaCool(TM) products. Concentration of its present efforts will continue to focus on applications utilizing shell technologies for paints and coatings. Management has identified construction components such as drywall, gypsum board, home siding materials and space foam insulation as future potential markets. Other potential markets include refrigeration and cooling systems, automotive and transportation applications, and cups and thermoses. Research and development will eventually focus on the techniques and procedures necessary to combine evacuated shells into materials which can benefit from improved insulation ("R") values. There is no assurance that the Company will be successful in developing any new applications for evacuated shells.

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

EMPLOYEES

As of September 30, 1999, the Company had 49 employees, of whom fifteen are salaried and the balance are paid hourly. Of these employees, six are located at the Daytona, Florida facility, eighteen are located at T-Coast Pavers in Stuart, Florida, seven are located at American Paints in Pompano, Florida and the balance are employed at Atlas Chemical in Miami, Florida. The Company considers its relations with its employees to be excellent.

ITEM 2. PROPERTIES.

The Company currently leases and occupies 12,230 sq. ft. of space at 440 Fentress Blvd., Daytona Beach, Florida where it maintains its corporate offices and where it is developing initial production facilities for its evacuated shells. This lease expires in October 31, 2004. Lease payments are $8,024 monthly. The facility consists of approximately 3,230 square feet of office space with the balance being used for warehousing and manufacturing. This location has replaced the Company's Sarasota facility that was vacated at the expiration of its lease.

The Company rents on a month to month basis approximately 10,000 sq. ft. of space at 1800 North Powerline Road, Pompano Beach Florida. Current lease payments are approximately $6,874 per month. This facility consists of approximately 950 sq. ft. of office and retail space with the balance used for warehousing and distribution.

The Company leases and occupies 21,000 sq. ft. of space at 4801 N.W. 77th Avenue in Miami, Florida. A five-year lease commenced on August 1, 1997. Current lease payments are approximately $6,650 per month. This facility, which houses the Company's Atlas Chemical operations, consists of approximately 5,000 sq. ft. of office and retail space with the balance used for manufacturing, warehousing and distribution.

ITEM 3.  LEGAL PROCEEDINGS.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                  -----------------
During February 1999, the Company was notified that the Kevin Horrell litigation against the Company and Mr. John Pidorenko, the Company's president, was dismissed. A part of this settlement, Mr. Pidorenko, transferred 40,000 shares of the Company's common stock, he personally owned, to Mr. Horrell. The Company did not make any payment in settlement of this matter.

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

During May 1999, the Company and Innovation Associates, Inc. ("IA") reached agreement and settled litigation that was initiated by IA for trade secrets misappropriation among other allegations. As part of the settlement of this litigation, the Company agreed to license certain patents relating to microspheres that are owned by IA. The Company paid $25,000 and issued 470,544 shares of its common stock having a value at that time of $500,000. This common stock bears a restrictive legend as to marketability but provides a penalty should this stock not be registered by the Company within 150 days. This stock was not registered as of this filing but no claim for the payment of $62,500 worth of the Company's common stock has been made. With licensing of IA's patents, this litigation has been dismissed. The Company intends to utilize IA's patents with its own microsphere technologies to strengthen its patent position in this area.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II


ITEM 5. MARKET VALUE

Before the Company's public offering, which closed on March 19, 1997, there was no market for the Company's Common Stock, Units, or Warrants. Consequently, the offering prices of the Units and Warrant Exercise Price were both determined arbitrarily by negotiation between the Company and the Underwriter. Among the factors considered in such negotiations were estimates of the business potential of the Company, the present state of its development of new products, its financial condition, an assessment of its management and the general condition of the securities markets at the time of this offering.

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
                                                                 ==========



The Company's Units, Common Stock and Warrants are listed and traded on NASDAQ under the symbols, VCLLU, VCLL and VCLLW, respectively. See MD& A discussion of continued listing situation. The following table sets forth, for the periods indicated, the range of high bid and low bid closing quotations for the securities indicated as reported by NASDAQ. These quotations are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not represent actual trades.


                               Common                  Redeemable
                               Stock                    Warrants
     ------------------------------------------------------------------
                                Bid                       Bid
     1999 Fiscal Year   High    Low    Close     High     Low     Close
     ------------------------------------------------------------------


     First quarter     2 3/8   1 1/4    1 3/8    11/16   3/32     5/16

     Second quarter    1 5/8     5/8    1 5/16    9/16    1/8     5/16

     Third quarter     1 5/32   15/16    13/16    1/2    7/32     9/32

     Fourth quarter    1 27/32   1/2     11/16    1/4    1/32     5/32



     (1) Prior to March 1997, there was no active trading in the Company's securities.

As of September 30, 1999, there were approximately 135 holders of record for common stock and 22 holders of record of the warrants. However, the Company' management believes that approximately 300 of shareholder's beneficially own the Company's Common Stock as of December 31, 1999.

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

TRANSFER AGENT AND WARRANT AGENT

Continental Stock Transfer & Trust Company of New York, New York acts as the Company's Transfer Agent and Warrant Agent.

ITEM 6. SELECTED FINANCIAL DATA.

The following presents selected financial information of the Company as of and for the periods ended September 30, 1999, September 30, 1998, and September 30, 1997. The Company changed its fiscal year to end September 30 during 1997, which for 1997 was a ten-month period. The information set forth below is qualified by, and should be read in conjunction with, the consolidated financial statements and related notes thereto in their entirety.


                                           PERIODS ENDED

                               1999             1998               1997
                         ----------------------------------------------------

INCOME STATEMENT DATA

Total revenue            $  4,306,408       $  2,860,196      $  1,036,376

Net loss                 $ (3,677,068)      $   (614,486)     $ (1,037,730)

Net loss per share       $      (0.46)      $      (0.18)     $      (0.47)

Shares used in per
 share computation          7,924,910          3,677,183         2,217,106


BALANCE SHEET DATA, as of ended September 30, 1999, September 30, 1998, and September 30, 1997.

Total assets             $  5,059,667       $  3,861,880      $  3,542,675
Working capital          $     20,430       $    616,709      $    334,911
Long-term debt           $  1,377,618       $    131,207      $     63,089
Stockholders' equity     $  2,398,737       $  3,167,528      $  2,428,090

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company was a developmental stage enterprise during its initial three years of operation for the fiscal years through September 30, 1997. During this development stage period, management devoted the majority of its efforts to research and development, financing, marketing and activities related to starting up production of its proprietary technology. These activities were funded by investments from stockholders and borrowings from unrelated third parties. Since fiscal year 1998, the Company has been an operating stage enterprise based upon the several acquisitions that were completed. As a result of acquisitions, particularly the Atlas Chemical acquisition, the Company has evolved from the development stage to that of an operating enterprise whose principal line of business is the sale of paints and coatings within the paint industry.

The Company has not been in a position to generate sufficient revenues during its operating history to fund its ongoing operating expenses or its continuing product development activities. The successful IPO completed in March 1997 allowed the Company to repay its then outstanding indebtedness and provided working capital. In fiscal year 1994, the Company completed the development of its first product line. The Company has sustained significant operating losses since its inception resulting in an accumulated deficit of approximately $6,919,000 at September 30, 1999.

Acquisition of T-Coast Pavers/Sealco Systems, Inc.
-------------------------------------------------
On October 15, 1998, the Company agreed to acquire T-Coast Pavers/Sealco Systems, Inc. of Stewart, Florida which for the calendar year 1997 had annual revenues of approximately $2 million. The Company acquired these associated businesses effective December 1, 1998 for 300,000 shares of its common stock valued at $300,000 and an employment agreement with its founder and key executive that requires a payment of an additional 300,000 shares over a three year employment period. This company provides paver installation and driveway sealant and coating services primarily to contractors in Southeast Florida.

Acquisition of  American Paints, Inc.
------------------------------------
The Company acquired American Paints, Inc., a Pompano Beach, Florida paint manufacturer and distributor with $2.5 million in annual revenues, for 572,000 common shares on December 1, 1998. American Paints' manufacturing operations have been consolidated into the Company's Atlas manufacturing facility to reduce duplicate costs.

The Company has sustained significant operating losses since its inception. Management's strategy of expanding the ThermaCool(TM) product line, developing a commercially viable manufacturing process for microshells and expansion into new markets for its shell technology may result in the Company incurring additional losses due to the costs associated with these strategies. The Company expects to incur losses until it is able to increase its sales, expand its product line and increase its distribution capabilities to a sufficient revenue level to offset ongoing operating and expansion costs.

Management's previous strategies of expanding the ThermaCool(TM) product line, developing a commercially viable manufacturing process for shells, and expansion into new markets for its shell technology would have resulted in substantial additional losses due to the costs associated with these strategies.

With the Company's acquisition of Atlas Chemical in July 1997, that was followed by the T-Coast Pavers/Sealco and American Paints in December 1999, the Company has established an operating business base within the paint industry. As a consequence of this, the Company has taken a more long-term approach to the development of its shell technologies. This present strategy anticipates a more systematic introduction of new coating products utilizing its technologies as a supplement to the conventional paint and coating products offered by its paint operations to their distribution channels. Management believes this more prudent approach to development will further enhance the Company's long-term business prospects.

Although the Company has not yet generated sufficient revenues from its operations to be profitable, management anticipates that its systematic approach of introducing its ThermaCool(TM) product line, coupled with the revenue base and established marketing and paint distribution channels will position the Company for profitable future operations.

The Company will  continue to incur  losses until it is able to increase  sales,
expand  its  product   lines,   and  increase  its   distribution   capabilities
sufficiently to offset ongoing operating and expansion costs.


RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

Revenues
--------
Total revenue for the fiscal year ended September 30, 1999, was $4,306,408 compared to $2,860,196 for fiscal year ended September 30, 1998, which represents an increase of $1,446,212, or 51%. The increase was primarily the result of the sales contribution of the company's acquisitions, American Paints and T-Coast Pavers that were acquired during December 1998. The sales of its Atlas Chemical subsidiary declined during the year because of aggressive pricing of paint products within its competitive locality.

Cost of Sales
-------------
Cost of sales for the fiscal year ended September 30, 1999, increased 73% to $3,293,952 from $1,900,043 in the fiscal 1998. Cost of sales as a percentage of sales increased from 66.4% to 76.4 % from 1998 to 1999. This increase is attributed to higher costs associated with manufacture and sale of the Company's paint products and the higher costs of the T-Coast Pavers operation as a percentage of sales.

Selling, General and Administrative Expenses
--------------------------------------------
For the fiscal year ended September 30, 1999, total selling, general and administrative expenses were $3,529,469 as compared to $1,822,741, for the prior fiscal year., a 94% increase. This increase is attributed to the additional selling, general and administrative expenses of all the company's operations including the two businesses, American Paints and T-Coast Pavers, that were acquired during this fiscal year.

In an effort to streamline operations and further cut costs, management closed its Arizona operation in September 1999 just prior to the end of its fiscal year and in November 1999 closed down its retail paint store in Holiday, Florida. These endeavors had no impact upon fiscal year 1999 operating results but will further reduce future overhead expenses. A major effort undertaken during the final quarter of this fiscal year was the establishment of new corporate office and manufacturing facility in Daytona Beach, Florida. Previously the Company had established its corporate offices in Sarasota, Florida that was subsequently relocated to Daytona, Florida. This new Daytona facility has the capability to house the extensive manufacturing operation that the company anticipates establishing to meet its projected needs for microshell products.

Interest Expense
----------------
Interest expense increased 1022%, or $256,062 to $284,130 for the fiscal year ended September 30, 1999 from $25,068 in the previous fiscal year ended 1998. This increase is attributed to the interest accrued on the discounted convertible debentures the company issued during the fiscal year in the total amount of $1,333,333.

Tax Benefit
-----------
As a result of current management's year end review of the Company's financial status, a determination has been made by management to establish a 100% valuation allowance for deferred relating to the net operating losses.

Net Loss
--------
The net loss and the net loss per share were $3,677,068 and $0.46 per share respectively, for the period ended September 30, 1999, as compared to a net loss and net loss per share of $614,486 and $.18 per share respectively, for fiscal year 1998. The loss was a 498% increase amounting to $3,062,582 over the previous fiscal year, but the loss per share was a 155% increase because of the greater number of shares outstanding. On a weighted average basis, there were 7,924,910 shares outstanding for fiscal year ended September 30, 1999 as compared to 3,677,183 shares outstanding for the previous fiscal year, a 115% increase.


FISCAL YEAR 1998 COMPARED TO FISCAL PERIOD 1997

Revenues
--------
Total revenue for the year ended September 30, 1998, was $2,860,196 compared to $1,036,376 for the same period ending of 1997, which represented an increase of $1,823,820, or 176%. The increase was a result of expanded sales of paint products and coatings produced by the Company's paint manufacturing facility that included the business obtained in the Atlas Chemical acquisition. Atlas Chemical was acquired on July 27, 1997, therefore its contribution in the prior fiscal period was minimal.

Cost of Sales
-------------
Cost of sales for the fiscal year ended September 30, 1998, increased 181% to $1,900,043 from $675,085 in the fiscal 1997. Cost of sales as a percentage of sales increased to 67.2% from 65.1% for 1998 over 1997. This increase is attributed to a product mix contributing to higher cost of sales on its present production volume. Consequently, the gross profit margin decreased to 33.6% for fiscal year 1998 over that of 34.9% for the prior fiscal period. Management expects that the eventual introduction of its ThermaCool(TM) products to the established customer base of Atlas will stimulate new sales and thereby improve gross profit margins.

Selling, General and Administrative Expenses
--------------------------------------------
For the year ended September 30, 1998, total selling, general and administrative expenses were $1,822,741, as compared to $1,500,517 for the same period of the previous year, an increase of $322,224, or 22%. The increase was largely due to additional expenses incurred with the acquisition of Atlas Chemical with its existing S,G, & A burden as well as costs associated with increased marketing efforts, staffing, and other expenses associated with the Company's expanded operations. Management has taken step during the recent fiscal year to eliminate duplicate costs.

In June 1998, the Company relocated its corporate offices to 1125 Commerce Blvd, Sarasota, Florida from its former location in Holiday, Florida.

Interest Expense
----------------
Interest expense decreased 85%, or $140,562 to $25,068 for the fiscal year ending September 30, 1998 from $165,630 in the previous fiscal period ending September 30, 1997. The primary reason for this reduction in interest charges is attributed to the payoff of all the Company's indebtedness that followed the public offering that was completed on March 19, 1997. The Company did not incurred any significant debt over the 1998 fiscal year.

Net Loss
--------
The net loss and the net loss per share were $614,486 and $0.18, respectively, for the year ended September 30, 1998, as compared to a net loss and net loss per share of $1,037,730 and $.47, respectively, for the period ending September 30, 1997. The decrease in loss is, in part, attributed to the Company's higher level of sales while both holding its selling, general and administrative costs to a 22% increase over the prior year and benefiting from the substantial reduction in its interest expense over that prior period. On a weighted average basis, there were 3,677,183 shares outstanding for fiscal year ending September 30, 1998 as compared to 2,217,106 shares outstanding for fiscal period ending September 30, 1997, a 66% increase.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its capital requirements and its business operations, including product development activities with funds provided by the sale of its securities and from borrowings. During this fiscal year, the Company received $250,000 from a unaffiliated stockholder and completed conversion of all convertible preferred stock for the issuance of 1,405,000 shares of common stock. Also during this year, the Company completed two acquisitions: American Paints, Inc. of a Pompano Beach, Florida, a paint manufacturer and distributor; and T-Coast Pavers/Sealco Systems, Inc., a Stewart, Florida, firm that provide paving installation and seal coating within the residential and commercial markets in Southeast Florida.

On September 1, 1999, the Company was notified by NASDAQ that its listing on the NASDAQ Small Markets was in violation of the stock price requirements for continued listing. This present requirement was implemented on August 27, 1997 and required the Company to maintain a $1 bid price for its listed common stock. Presently, the Company does not meet this requirement. The Company has filed for a hearing to present information for waiver of this present deficiency subject to the Company's compliance within the next thirty days.

During the fiscal year ended September 30, 1999, the Company arranged the placement of $1.3 million of 9% Redeemable Convertible Promissory notes with a private funding source. Within this financing, the Company issued two warrants to purchase 50,000 shares each of the Company's common stock at $0.50 per share. This placement was discounted from face value with the Company receiving approximately $900,000 after placement costs and expenses to complete this funding. The funds from this funding were used for the relocation of its corporate offices to Daytona, Florida, establishment of its microshell manufacturing facility at that location, and to supplement working capital.

The Company continues to experience operating losses. The Company's net working capital and stockholders' equity were $20,430 and $2,398,737 at September 30, 1999 as compared to $616,709 and $3,167,528 at September 30, 1998, respectively. The Company has not historically generated sufficient revenues from operations to self-fund its capital requirements. With its present business strategy, management believes it is focusing on the key elements necessary to the Company to be both profitable and successful over the long-term. Management has adopted this present strategy and is focused on its successful implementation. Management expects that it will be able to arrange for additional financial resources to properly execute its strategic plan although no assurances can be given that it will be successful in such endeavors.

The Company does not have sufficient working capital to meet its planned needs for the next twelve months without additional funding. Management is presently seeking funding to provide for the next twelve months of operations. One such potential funding is that provided by Texas Pharmaceutical Inc. that will purchase 5,000,000 shares of preferred stock for $1,000,000. This funding is subject to execution of a definitive agreement, approval of the transaction by the Company's board of directors and shareholder approval and is further dependent upon the Company maintaining its listing status on NASDAQ. In addition, management has received a second funding proposal from a foreign financing source for $1.5 million for a convertible preferred stock issue. Management is presently evaluating these proposals that are both subject to finalizing definitive agreements. Although management is optimistic about obtaining additional capital, it is not certain that either funding will eventually be finalized and, should one be finalized, it will not necessarily meet all the Company's financing needs over the next twelve months.

YEAR 2000

To the best of our knowledge and belief, the Company has not experienced any significant disruption in data processing on our financial reporting and operational systems or malfunction in equipment containing microprocessors or significant delays in receiving goods or services from key vendors and service providers or delinquency in the receipt of payments from significant customers for services provided by the Company as a result of the year 2000 issue. We cannot be sure that some condition relating to the year 2000 exists, but has not been identified.


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                  -----------------
During February 1999, the Company was notified that the Kevin Horrell litigation against the Company and Mr. John Pidorenko, the Company's president, was dismissed. A part of this settlement, Mr. Pidorenko, transferred 40,000 shares of the Company's common stock, he personally owned, to Mr. Horrell. The Company did not make any payment in settlement of this matter.

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

On January 5, 1998, NASD Regulation, Inc. announced that a complaint was issued on December 23, 1997 charging Monroe Parker Securities, Inc. and certain of its officers with price manipulation and excessive markups in the trading of Steven Madden, Ltd. and fraud in the sales of securities of United Leisure. Neither firm is affiliated with the Company. The complaint asks for restitution to defrauded investors and potential sanctions that may include a fine, suspension, individual bar, or firm expulsion from the NASD. To date, there have been no adverse effects upon the Company relating to allegations against Monroe Parker Securities, Inc.

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

During May 1999, the Company and Innovation Associates, Inc. ("IA") reached agreement and settled litigation that was initiated by IA for trade secrets misappropriation among other allegations. As part of the settlement of this litigation, the Company agreed to license certain patents relating to microspheres that are owned by IA. The Company paid $25,000 and issued 470,544 shares of its common stock having a at that time value of $500,000. This common stock bears a restrictive legend as to marketability but provides a penalty should this stock not be registered by the Company within 150 days. This stock was not registered as of this filing but no claim for the payment of $62,500 worth of the Company's common stock has been made. With licensing of IA's patents, this litigation has been dismissed. The Company intends to utilize IA's patents with its own microsphere technologies to strengthen its patent position in this field.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on March 30, 2000.


  ITEM 11: EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on March 30, 2000.


  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on March 30, 2000.


  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on March 30, 2000.


  ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
     (a) The following documents are filed as part of this report:

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

      10.0(g) Lease for Executive Offices*

      10.0(h) Lease for Darling Paint*

      10.0(i) Lease for Sarasota Store*

      10.0(j) Form of Promissory Note (3/6/96)*

      10.0(k) Stock Purchase Agreement between the stockholders of Atlas Chemical Co. and the Issuer effective August 1, 1997.

(b)   Reports on Form 8-K

         (i) Form 8-K filed December 14, 1998 containing the Asset Purchase Agreement between the Issuer and American Paints, Inc.

         (ii) Form 8-K filed January 11, 1999 containing the Stock Purchase Agreement between the Issuer and Shareholder's of T-Coast Pavers/Sealco Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Date:   January 17, 2000                    By:      /s/ John Pidorenko
                                                         -----------------------
                                                          John Pidorenko

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                              TITLE                 DATE
        ---------                              -----                 ----
/s/ John Pidorenko             President and Chief Executive
----------------------------   Officer (Principal Executive     January 17, 2000
John Pidorenko                 Officer) and Chairman of
                               the Board

/s/ Gerald Couture             Vice President and Chief
----------------------------   Financial Officer (Principal     January 17, 2000
Gerald Couture                 Financial Officer)

/s/ Kevin Brennan              Controller, Principal            January 17, 2000
----------------------------   Accounting Officer
Kevin Brennan

/s/ Kendall B. Stiles
---------------------------    Director                         January 17, 2000
Kendall B. Stiles M.D.

/s/ Donald Huggins
---------------------------    Director                         January 17, 2000
Donald Huggins

/s/ Maurice Malacarne          Vice President
---------------------------    Director                         January 17, 2000
Maurice Malacarne

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements
                              for the periods ended
                           September 30, 1999 and 1998

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES



                                    Contents



                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 F-2


Consolidated Balance Sheets                                                  F-3


Consolidated Statements of Operations                                        F-4


Consolidated Statements of Changes in Stockholders' Equity                   F-5


Consolidated Statements of Cash Flows                                        F-6


Notes to Consolidated Financial Statements                            F-7 - F-23

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
ThermaCell Technologies, Inc.
Daytona, Florida

We have audited the accompanying consolidated balance sheets of ThermaCell Technologies, Inc. and subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThermaCell Technologies, Inc. as of September 30, 1999 and 1998 and the consolidated results of their operations and their cash flows for the periods then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                           /s/ Cherry, Bekaert & Holland, L.L.P.
                                           -------------------------------------
                                           Cherry, Bekaert & Holland, L.L.P.
                                           Certified Public Accountants

Atlanta, Georgia

December 2, 1999, except for Notes 17 & 18, as to which the date is January 14, 2000.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           September 30, 1999 and 1998


                                     Assets



                                                  September 30,  September 30,
                                                      1999           1998
                                                  ------------   ------------
Current assets
    Cash                                          $     60,173   $     67,405
    Accounts receivable
       Trade, net of allowance for uncollectible
        accounts of $194,125 for 1999 and
        $64,227 for 1998                               388,316        314,262
    Notes receivable - trade                            93,000         52,000
    Notes receivable - other                            11,510         76,622
    Officer advance                                    156,234              -
    Other assets                                             -         18,998
    Inventories                                        541,933        489,259
    Prepaid expenses and other                          52,576        161,308
                                                  ------------   ------------

           Total current assets                      1,303,742      1,179,854
                                                  ------------   ------------

           Net property and equipment                  949,202        892,972
                                                  ------------   ------------


Other assets
    Deposits                                            55,901         16,266
    Deferred income tax benefit, net                         -        795,309
    Prepaid expenses                                   164,242              -
    Goodwill, net of accumulated amortization
     of $206,453 for 1999 and $75,937 for 1998       1,865,174        815,010
    Other intangibles, net of accumulated
     amortization of $33,620 for 1999 and
     $16,471 for 1998                                  721,406        162,469
                                                  ------------   ------------

           Total other assets                        2,806,723      1,789,054
                                                  ------------   ------------

           Total assets                           $  5,059,667   $  3,861,880
                                                  ============   ============


See notes to consolidated financial statements.

                      Liabilities and Stockholders' Equity


                                                  September 30,  September 30,
                                                      1999           1998
                                                  ------------   ------------

Current liabilities
    Accounts payable                             $     998,961   $    445,118
    Accrued expenses                                   129,290         45,396
    Accrued payroll and payroll taxes                   31,863         13,647
    Current maturities of long-term debt
       Notes payable                                    41,172         20,340
       Capital leases                                   82,026         38,644
                                                  ------------   ------------

           Total current liabilities                 1,283,312        563,145
                                                  ------------   ------------

Long-term debt, net of current maturities
    Notes payable                                    1,148,393         58,128
    Capital lease obligations                          229,225         73,079
                                                  ------------   ------------

           Total long-term debt, net of
               current maturities                    1,377,618        131,207
                                                  ------------   ------------

           Total liabilities                         2,660,930        694,352
                                                  ------------   ------------
Stockholders' equity
 Preferred stock, Series A, par value $.0001
    5,000,000 shares, authorized; 0 and
    5,000,000 shares issued and                          -                500
    outstanding at September 30, 1999 and 1998
 Preferred stock, Series B convertible, $1,000
    stated value, 8% dividend, authorized
    1,500 shares, 250 issued                             -            250,000
    and outstanding at September 30, 1998
 Common stock, par value $.0001, authorized
    20,000,000 shares, 9,433,653 and
    5,129,325 issued and                                  943             513
    outstanding, respectively
 Additional paid-in capital                         9,519,168       6,612,481
 Deduct notes receivable associated with
    stockholder loan                                 (147,035)       (453,695)
 Accumulated deficit                               (6,919,339)     (3,242,271)
 Treasury stock, 40,000 common shares                 (55,000)              -
                                                  ------------   ------------

           Total stockholders' equity               2,398,737       3,167,528
                                                  ------------   ------------

           Total liabilities
            and stockholders' equity              $ 5,059,667    $  3,861,880
                                                  ===========    ============

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                    Periods ended September 30, 1999 and 1998


                                                               September 30, 1999        September 30, 1998
                                                               ---------------------     --------------------
Revenue
 Sales                                                         $      4,306,408           $     2,860,196

Less cost of sales                                                    3,293,952                 1,900,043
                                                               ---------------------     --------------------

           Gross profit                                               1,012,456                   960,153

Selling, general and administrative expenses                          3,529,469                 1,822,741
                                                               ---------------------     --------------------

           Loss from operations                                      (2,517,013)                 (862,588)
                                                               ---------------------     --------------------

Other income (expense)
 Interest income                                                          4,431                    40,471
 Interest expense                                                      (284,130)                  (25,068)
 Loss on sale of division                                               (86,945)                      -
 Gain on sale of assets                                                   1,898                       -
 Other                                                                                             68,762
                                                               ---------------------     --------------------

           Total other income (expense)                                (364,746)                   84,165
                                                               ---------------------     --------------------

           Loss before income taxes                                  (2,881,759)                 (778,423)

Income taxes
 Deferred income tax benefit (expense)                                 (795,309)                  163,937
                                                               ---------------------     --------------------


           Net loss                                            $     (3,677,068)          $      (614,486)
                                                               =====================     ====================

Basic and diluted loss per common share                        $          (0.46)          $         (0.18)
                                                               =====================     ====================

Weighted average number of common   shares outstanding                 7,924,910                3,677,183
                                                               =====================     ====================




See notes to consolidated financial statements.


                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                    Periods ended September 30, 1999 and 1998


                                                               Preferred Stock,
                           Common Stock    Preferred Stock, Series B, 8% dividend,
                                               Series A          convertible
                         --------------- -----------------  ------------------  Additional                Notes
                        Number of        Number of         Number of             Paid-in  Accumulated  Receivable, Treasury
                         Shares   Amount  Shares   Amount   Shares      Amount   Capital     Deficit   Stockholder Stock   Total
                        --------- ------ --------- ------  ---------    ------  ---------- ----------- ----------- ----- ----------
Balance, September
30, 1997                3,021,139 $ 301  5,000,000 $ 500              $        $ 5,564,319 $(2,586,570) $(550,460)       $2,428,090

Issuance of stock for
payment of services      200,070    20                                             110,015                                  110,035
Payments associated
with stockholder
loan, net                                                                                                  96,765            96,765
Issuance of Series B,
convertible preferred                                      1,500     1,500,000    (300,000)                               1,200,000
Exchange of preferred
for common            1,872,874   188                     (1,250)   (1,250,000)   1,249,812
Dividends of Series
B, convertible
preferred                55,242     6                                                28,333   (41,215)                      (12,876)
Cancellation of
common shares           (20,000)   (2)                                              (39,998)                                (40,000)
Net loss for year
ended September 30,
1998                                                                                         (614,486)                     (614,486)
                       --------- ------ --------- ------  ---------    ------  ---------- -----------   ----------- -----  ---------
Balance, September
30, 1998              5,129,325   513   5,000,000  500      250        250,000    6,612,481 (3,242,271) $ (453,695)        3,167,528

Issuance of stock for
payments of services    274,900    27                                               154,928                                 154,955
Issuance of stock for
acquisitions            872,000    87                                             1,399,913                               1,400,000
Issuance of stock in
connection with
conversion of
preferred stock       1,405,000   141                                               249,860                                 250,001
Issuance of stock to
employees               460,000    46                                               379,954                                 380,000
Issuance of stock for
patent rights           470,544    47                                               499,953                                 500,000
Payments associated
with stockholder                                                                                        251,660             251,660
loan, net
Cancellation of
Series B, preferred   (428,116)  (43)                     (250)       (250,000)     250,043
Exchange of preferred
for common           1,250,000   125  (5,000,000)(500)                                  375
Cancellation of
dividends of Series                                                                 (28,339)                                (28,339)
B, preferred
Return of common
shares                                                                                                  55,000    (55,000)
Net loss for year
ended September 30,                                                                         (3,677,068)                  (3,677,068)
                     --------- ------ --------- ------  ---------       ------  ---------- ----------- ----------- -----  ----------
Balance,
 September 30, 1999  9,433,653 $ 943     -       $ -        -           $  -    $ 9,519,168$(6,919,339)$(147,035) (55,000)$2,398,737
                    ========== =====  ========= ======  =========       ======  =========== ========== =========== =====  ==========


See notes to consolidated financial statements.


                                                        THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                             Consolidated Statements of Cash Flows
                                                           Periods ended September 30, 1999 and 1998




                                                              September 30, 1999        September 30, 1998
                                                              ------------------        ------------------

Cash flows from operating activities
 Reconciliation of net loss to net cash used
 in operating activities
  Net loss                                                     $    (3,677,068)         $       (614,486)
  Adjustments to reconcile net loss to net
  cash used in operating activities
   Depreciation                                                        196,477                   161,757
   Amortization                                                        145,970                    74,192
   Deferred income tax benefit                                         795,309                  (163,937)
   Gain on sale of equipment                                            (1,898)                      -
   Loss on sale of division                                             86,944                       -
   Common stock issued to employees                                    380,000                       -
   Common stock issued for services                                    154,955                   110,035
  Changes in assets and liabilities, net
  of acquisitions
   (Increase) decrease in accounts and
     notes receivable                                                  223,276                   (58,533)
   (Increase) decrease in inventories                                  141,253                   (78,287)
   Increase in officer advance                                        (156,234)                       -
   Increase in prepaid and other assets                               (306,213)                 (171,215)
   Increase (decrease) in accounts payable                             150,192                  (106,454)
   Increase (decrease) in accrued expenses                              78,351                  (418,347)
                                                               --------------------     --------------------

           Net cash used in operating activities                     1,788,686)               (1,265,275)
                                                               --------------------     --------------------

Cash flows from investing activities
 Capital expenditures                                                  (137,507)                (387,031)
 Acquisitions                                                            93,899                 (115,000)
 Proceeds from sale of equipment                                         73,000                      -
 Proceeds from sale of division                                           8,000                      -
 Expenditures for patent, net                                           (77,380)                 (94,267)
                                                               --------------------     --------------------

           Net cash used in investing activities                        (39,988)                (596,298)
                                                               --------------------     --------------------


See notes to consolidated financial statements.




                                                               September 30, 1999       September 30, 1998
                                                               --------------------     --------------------
Cash flows from financing activities
 Proceeds form issuance of common stock                        $        250,000         $              -
 Proceeds from issuance of Series B
    preferred stock                                                        -                    1,500,000
 Proceeds form issuance of notes payable                              1,462,363                   140,178
 Principal payments on notes payable                                   (114,242)                  (48,487)
 Principal advances on stockholder loan                                (326,069)                 (258,330)
 Proceeds from payments on stockholder loan                             632,729                   355,095
 Costs associated with obtaining financing                                    -                  (300,000)
 Cancellation of preferred dividends                                    (28,339)                       -
 Purchase of treasury stock                                             (55,000)                       -
 Purchase of canceled common stock                                            -                   (40,000)
                                                               --------------------     --------------------

           Net cash provided by financing activities                  1,821,442                 1,348,456
                                                               --------------------     --------------------

Net decrease in cash                                                    (7,232)                  (513,117)

Cash - beginning                                                        67,405                    580,522
                                                               --------------------     --------------------
Cash - ending                                                  $        60,173          $          67,405
                                                               ====================     ====================


                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                          Notes to Financial Statements
                           September 30, 1999 and 1998


Note 1 - Summary of Significant Accounting Policies

             Business Activity

             ThermaCell   Technologies,   Inc.  (the  "Company")  is  a  Florida
             corporation, incorporated August 12, 1993. The Company is an operating company that has two wholly owned subsidiaries, Atlas Chemical Co., ("Atlas"), that was acquired in July 1997, and Sealco Corporation doing business as T-Coast Pavers, that was acquired in December 1998. In addition, the Company acquired certain assets and assumed certain liabilities of American Paints, Inc. in December 1998. The Company manufactures and distributes paints and coatings that encompass innovative microsphere technologies; the paver subsidiary installs paving materials. Presently, substantially all of the Company's sales and accounts receivables are generated in Florida. The Mesa, Arizona division was closed in September 1998. All of the Company's sales and assets are domestically located. No customer represents more that 10% of its annual sales.

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

             Intangible and Long-lived Assets

             Intangible assets subject to amortization include trademarks, goodwill and patents. Agreement not to compete are being amortized on a straight-line basis over three years. Trademark and goodwill are being amortized on a straight-line basis over ten and fifteen years, respectively. Amounts attributable to patents are being amortized over the useful life of the patent (but not more than 20 years) beginning the month the patent becomes effective.

             The Company evaluates the impairment of intangible and long-lived assets on an ongoing basis in relation to the undiscounted cash flows of the related asset.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           September 30, 1999 and 1998


Note 1 - Summary of Significant Accounting Policies (continued)

             Principle of Consolidation

             The accompanying financial statements include the accounts of ThermaCell Technologies, Inc. and its subsidiaries Atlas Chemical Co. and T-Coast Pavers, after elimination of material inter-company accounts and transactions.

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

             Basic Loss per Common Share

             Basic loss per common share equals the total of net loss and preferred stock dividends divided by the weighted average number of common shares outstanding. The convertible securities (stock warrants and options) are not included in the loss per share calculation for September 30, 1999 and 1998 because they are anti-dilutive.

             Advertising

             The Company expenses advertising costs as they are incurred. Advertising costs were $10,463 and $46,116 for the periods ended September 30, 1999 and 1998, respectively.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           September 30, 1999 and 1998


Note 1 - Summary of Significant Accounting Policies (continued)

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

             Impact of New Accounting Standards

             The Financial Accounting Standards Board (FASB) has issued the following accounting pronouncement which the Company will be required to adopt in future periods:

             FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. The Company does not presently have transactions involving derivative instruments, but may do so in the future. The Company is required to adopt Statement No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Note 2 - Inventories

 Inventories consisted of the following at September 30:

                                                 1999          1998
-------------------------------------------------------------------------

Raw materials                                    $ 385,746     $ 267,846
Finished goods (manufactured and purchased)        156,187       221,413
                                             ----------------------------
                                                 $ 541,933     $ 489,259
                                             ============================

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           September 30, 1999 and 1998


Note 3 - Property and Equipment

             Property and equipment consisted of the following at September 30:

                                                                                      1999                     1998
                                                                            --------------------     ---------------------

               Furniture and fixtures                                       $        131,808         $         125,167
               Equipment                                                           1,055,608                   551,319
               Transportation equipment                                              168,345                   263,419
               Leasehold improvements                                                207,349                   201,597
                                                                            --------------------     ---------------------
                                                                                   1,563,110                 1,141,502
               Less:  Accumulated depreciation                                      (613,908)                 (248,530)
                                                                            --------------------     ---------------------

                                                                            $        949,202         $         892,972
                                                                            --------------------     ---------------------

             Depreciation expense was $196,477 for the year ending September 30, 1999 and $161,757 for the year ended September 30, 1998.

Note 4 - Related Party Transactions

             The Company paid $80,637 for legal services during fiscal year 1999 from a law firm that is a stockholder and had an account payable of $28,683 and $18,052 at September 30, 1999 and 1998, respectively.

             Notes receivable totaling $303,269 and $453,695 at September 30, 1999 and 1998, respectively are from an officer and stockholder of the Company. These are demand notes bearing interest at 5%. Of the $303,269, $156,234 was paid to the Company, by the officer, subsequent to the end of the year. This amount was reported as a current asset on the financial statements.

Note  5 - Basic and Diluted Loss per Share Calculations

                           For the year ending September 30, 1999               For the year ending September 30, 1998
                         ------------------------------------------------     -------------------------------------------------
                         Loss               Shares            Per Share       Loss              Shares             Per Share
                         (Numerator)        (Denominator)     Amount          (Numerator)       (Denominator)      Amount
                         --------------     --------------    -----------     --------------    --------------     ------------

Net loss                 $  (3,677,068)                                       $ (614,486)
Less:  Preferred
stock dividends                                                                   41,215
                         --------------     --------------    -----------     --------------    --------------     ------------

Income available to
common shareholders      $  (3,677,068)        7,294,910       $  (0.46)      $ (655,701)          3,677,183          (0.18)
shareholders
                         =============      ==============    ===========     ==============    ==============     ============


                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           September 30, 1999 and 1998


Note 5 - Basic and Diluted Loss per Share Calculations (continued)

         Outstanding options and warrants for 3,696,250 common shares were not included in earnings per share calculations due to their anti-dilutive effect as of September 30, 1999.

         Outstanding options and warrants for 2,811,250 common shares were not included in earnings per share calculations due to their anti-dilutive effect as of September 30, 1998.

Note 6 - Capital Leases

             The Company leases vehicles and computer and plant equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to this equipment have been capitalized. The leased property under capital leases as of September 30, 1999 has a cost of $434,924, accumulated amortization of $115,671 and a net book value of $319,253. Amortization of the leased property is included in depreciation expense.

             The future minimum lease payments under the capital leases and the net present value of the future minimum lease payments at September 30, 1998 are as follows:


                     Total minimum lease payments             $       392,518
                     Less:  Amount representing interest               81,267
                                                              ---------------
                     Present value of net minimum lease
                         payments                                     311,251
                     Less:  Current maturities                         82,026
                                                              ---------------
                                                              $       229,225
                                                              ===============

             The following is a schedule by years of minimum lease payments under the above lease agreements as of September 30, 1999.


                          2000                               $       121,901
                          2001                                       120,115
                          2002                                        97,610
                          2003                                        42,308
                          2004                                        10,584
                                                             -------------------
                                                             $       392,518
                                                             ===================

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           September 30, 1999 and 1998

Note 7 - Long-term Debt



                                                                             September 30, 1999       September 30, 1998
                                                                            --------------------     ---------------------

               19.99% note due in 48 monthly installments of $787,
               including interest, through October 2000, collateralized      $        9,127           $       -
               by equipment

               Redeemable convertible promissory note due July 2002
               interest payable quarterly at stated rate of 9% on base              531,111                   -
               amount of $666,667

               Various notes payable on vehicles with interest ranging
               from 7.3% to 10.35%, payments from $236 to $794 per month,            79,328                78,468
               and maturities from September 1999 to May 2003

               Redeemable convertible promissory note due March 2002
               interest payable quarterly at stated rate of 9% on base              569,999                   -
               amount of $666,667
                                                                            --------------------     ---------------------
                                                                                  1,189,565                78,468
               Less:  Current maturities                                            (41,172)              (20,340)
                                                                            --------------------     ---------------------

                                                                            $     1,148,393          $     58,128
                                                                            --------------------     ---------------------


             Maturities of long-term debt are as follows:


                          2000                      $         41,172
                          2001                                28,004
                          2002                             1,114,234
                          2003                                 6,155
                                                     -------------------
                                                      $    1,189,565
                                                     -------------------

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           September 30, 1999 and 1998


Note 8 - Operating Leases

             The Company leases a buildings and office space under operating leases. These leases expire at various dates through 2004. Rental expense under these leases was $128,761 and $111,153 for 1999 and 1998, respectively. The following is a schedule by years of minimum rentals under the above lease agreements as of September 30, 1999.

                          2000                   $       121,901
                          2001                           120,115
                          2002                            97,610
                          2003                            42,308
                          2004                            10,584
                                                -------------------
                                                 $       392,518
                                                -------------------

Note 9 - Research and Development Costs

             Research and development costs included in the statements of operations totaled $5,992 and $50,848 for the periods ended September 30, 1999 and 1998, respectively.

Note 10 - Supplemental Cash Flow Information

             Interest paid totaled $60,876 and $25,068 for the periods ended September 30, 1999 and 1998, respectively.

             Common stock was issued in payment of certain services and Series B preferred stock dividend obligations.

Note 11 - Concentration of Credit Risk

             The Company operates from four locations in Florida to manufacture and sell its paints and coatings and related products and services. The Company extends credit to its customers substantially without collateral. The business operations are influenced by the general economic conditions of the surrounding area.

             The paving business is concentrated in southeast Florida and is influenced by the general economic conditions of the surrounding area.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           September 30, 1999 and 1998


Note 12 - Acquisitions

              On March 2, 1998, the Company acquired the assets of Ladehoff Paints, Inc., a paint manufacturer and distributor, located in Mesa, Arizona. The total purchase price was $115,000. This acquisition is classified as a purchase transaction. The operating results of Ladehoff from March 2, 1998 through September 30, 1998 have been included in the Company's statements of operations for the year ended September 30, 1998. In September 1999 most of the assets were sold for $8,000, and the lease was assumed by the acquirer.

              ThermaCell acquired Sealco Corporation d/b/a T-Coast Pavers on December 1, 1998 for 300,000 shares of its common stock valued at $302,500. This acquisition was recorded using the purchase method of accounting for business combinations. The financial statements reflect ten months of operations for this acquisition which is substantially the same as the full year.

              On December 1, 1998, the Company acquired certain assets and liabilities of American Paints, Inc., a Pompano Beach, Florida paint manufacturer and distributor for 572,000 common shares valued at $1,100,000. This acquisition was also recorded as a purchase transaction. The financial statements reflect ten months of operations for this acquisition which were substantially the same as the full year.

              Had a full year of operations of Ladehoff, based upon its December 31 year end, been included in the Company's financial statements for the year ended September 30, 1998, the statement of operations for the year then ended would have been according to the table below on a pro forma basis. In addition, the operating results of Sealco / T-Coast, and American Paints have been included on a pro forma basis in the table below to reflect a full year of operations in ThermaCell's operating statements at September 30, 1998:


                             ThermaCell         Ladehoff           American Paints     T-Coast/ Sealco      Consolidated
                                                Paints
                            ---------------     ---------------    ----------------    ----------------    ---------------

Total revenue               $ 2,660,717         $ 365,983           $   2,246,196       $   1,980,400       $ 7,253,296
Net income (loss)              (620,034)            7,558                 209,870              71,280          (331,326)
Earnings (loss) per share                                                                                         (0.07)
Shares outstanding                                                                                            4,804,183


               Note: Each acquired entity has a 20% tax benefit applied if having a loss; or if a profit a 20% tax rate.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           September 30, 1999 and 1998


Note 13 - Income Taxes

              In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes", the Company recorded deferred tax assets to reflect the future tax benefits of financial operating loss carryforwards incurred in 1998.

              The Company has a net operating loss carryforward of $6,919,000 at September 30, 1999 that expires in 2009 through 2013.

              A valuation allowance is required by SFAS 109 if, based on the weight of available evidence, it is more likely that not that some portion or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that a valuation allowance of 100 percent and 50 percent for September 30, 1999 and 1998 was necessary. Significant components of the Company's net deferred tax assets are as follows:


                                          September 30, 1999  September 30, 1998
                                          ------------------  ------------------

     Tax benefit of net operating loss      $    2,800,999     $    1,590,618
     Less:  Valuation allowance                 (2,800,999)          (795,309)
                                          ------------------  ------------------

                                            $       -          $      795,309
                                          ==================  ==================

              The Company's deferred income tax provisions include the following components:


                                     September 30, 1999       September 30, 1998
                                     ------------------       ------------------

     Future net operating
       loss deductions                $     1,210,381          $        327,874
     Change in valuation
       for tax benefit of net
       operating loss                      (2,005,690)                 (163,937)
                                     ------------------       ------------------

                                      $       (795,309)        $        163,937
                                     ==================       ==================

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           September 30, 1999 and 1998


Note 13 - Income Taxes (continued)

              A reconciliation of the income tax benefit computed at the federal statutory rate and the Company's effective rate follows:


                                              September 30, 1999                        September 30, 1998
                                              -------------------                       ------------------

Federal statutory rate                        $      979,840                34%         $     264,664               34%
Adjustments - primarily state income                 230,541                 8%                63,210                8%
taxes
Change in valuation for tax benefit of            (2,005,690)              (70%)             (163,937)             (21%)
net operating loss
                                              -------------------    ---------------    ------------------    -------------

                                              $     (795,309)        $    (28%)         $     163,937         $    21%
                                              -------------------    ---------------    ------------------    -------------


Note 14 - Segment Information

               The Company operates in three primary business segments, which are identified based on products and services.

               The  Company,   through  its  wholly  owned   subsidiary   Sealco
               Corporation doing business as T-Coast Pavers installs brick pavers in driveways, and sidewalks.

               The Company, through its wholly owned subsidiary Atlas Chemical, and through American Paints manufactures and distributes paints and coatings.

               The Company is preparing to manufacture and sell microscopic evacuated glass spheres (microcells) in the next fiscal year. During the current year, the Company incurred expenses in perfecting the manufacturing process. Corporate general and administrative expenses are included in this division. This segment is identified as ThermaCell Technologies.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           September 30, 1999 and 1998


Note 14 - Segment Information (continued)

              The following table presents information about the results of operations of the Company's business segments:


                                                       ThermaCell        Paint            Paver
                                                       Technologies      Division         Division          Consolidated
                                                       -------------     -------------    --------------    -------------
                Revenue
                 Sales                                 $                 $ 2,786,961      $ 1,519,447       $ 4,306,408

                Less cost of sales
                                                                           2,152,405        1,141,547         3,293,952
                                                       -------------     -------------    --------------    -------------

                           Gross profit                                      634,556          377,900         1,012,456

                Selling, general and
                administrative expenses                  1,668,915         1,443,397          417,158         3,529,470
                                                       -------------     -------------    --------------    -------------

                           Loss from operations         (1,668,915)         (808,841)        (39,258)        (2,517,014)
                                                       -------------     -------------    --------------    -------------

                Other income (expense)
                 Interest income                             4,431                                                4,431
                 Interest expense                         (257,566)          (16,999)         (9,565)          (284,130)
                 Loss on sale of division                  (86,944)              -                -             (86,944)
                 Gain on sale of assets                      6,771            (4,873)             -               1,898
                 Other
                                                       -------------     -------------    --------------    -------------

                           Total other income(expense)    (333,308)          (21,872)         (9,565)          (364,745)
                                                       -------------     -------------    --------------    -------------

                           Loss before income taxes     (2,002,223)         (830,713)        (48,823)         (2,881,759)

                Income taxes
                 Deferred income tax expense              (795,309)                                             (795,309)
                                                       -------------     -------------    --------------    -------------

                           Net loss                    $(2,797,532)      $  (830,713)     $  (48,823)        $(3,677,068)
                                                       =============     =============    ==============    =============

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           September 30, 1999 and 1998


Note 15 - Stockholders' Equity

              Preferred Stock Transactions

              On February 19, 1998, the Company completed an offering of 1,500 shares of Series B Preferred Stock to Thomson Kernaghan & Co., Ltd. pursuant to Regulation S. The principal placement agent for the offering was London Select Enterprises, Ltd. the total offering price for the Series B Preferred Stock was $1,500,000. This preferred issue has an 8% yield. This placement allows the holder to convert such preferred stock into the Company's common stock at the lower of the common stock bid price five days prior to funding or five days prior to exercise of the conversion election. The offering price for such stock was $1,500,000. Proceeds from the offering after deducting related expenses totaled $1,200,000.

              As of September 30, 1999, all of the series A and B preferred stock was converted to 4,155,000 shares of common stock, including dividends paid in common stock.

              Common Stock Transactions

              During the year ended September 30, 1998, certain Series B preferred stockholders converted their stock to common shares. 55,242 common shares were issued in payment of $28,339 in dividends on such converted preferred stock. 200,070 common shares (including 125,000 shares issued to a corporate officer), valued at $110,035, were issued as compensation for services to the Company. Also, 20,000 common shares, representing paid-in capital of $40,000 were received and canceled in the settlement of a dispute with a shareholder.

              During November 1998, the Company received $250,000 from an unaffiliated investor.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           September 30, 1999 and 1998


Note 15 - Stockholders' Equity (continued)

              In December 1998, the Company completed two acquisitions: American Paints, Inc. of Pompano Beach, Florida, paint manufacturer and distributor for the issuance of 572,000 shares of common stock; and T-Coast Pavers/Sealco Systems, Inc., a Stewart, Florida, firm that provides paving installation and seal coating within the residential and commercial markets in southeast Florida for the issuance of 300,000 shares of common stock.

              During August 1999, the Board of Directors waived certain performance requirements that allowed conversion of preferred stock held by its President and Chairman, John Pidorenko, and authorized that this preferred stock issue be converted into 1.25 million shares of common stock which was consistent with its established conversion terms. The conversion permitted the holder to use common stock to raise funding for the benefit of the Company. A total of $303,269 has been funded through December 31, 1999 as a result of this action.

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

              The underwriter's warrants contained in the underwriter's units underlying the underwriter's options contain certain registration rights and anti-dilution provisions. The holders of the underwriter's warrants gave no voting, dividend or other rights as shareholders of the Company with respect to the shares underlying the warrants separately.

              In February, 1999 in payment of services, with compensation for such services, the Company entered into a contractual arrangement for warrants to purchase 450,000 shares of common stock at an exercise price of $1.00 per share.

              Authorized common shares have been reserved for the warrants.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           September 30, 1999 and 1998


Note 15 - Stockholders' Equity (continued)

              Stock Options

              The Company has made awards of incentive common stock options to corporate officers. Also, in September 1998, the Company authorized the allocation of 600,000 common shares for a compensatory Section 422A plan for officers and key employees and awarded options under this plan for 455,000 common shares. Awards outstanding as of September 30, 1999, are summarized as follows:

                                                                   Shares            Exercise            Year of
                                                                                       Price            Expiration
                                                             -----------------      ------------     ---------------

                Incentive awards to corporate
                officers - year ended    September 30:
                 1997                                              700,000           $   0.50        2002
                 1998                                               75,000               0.50        2003
                 1999                                               75,000               0.50        2004
                Section 422A plan awards:
                 Corporate officer                                 285,000               0.50        2008
                 Key employees                                     170,000               0.50        2008
                                                             -----------------

                Total awards                                     1,305,000
                                                             =================


              The original exercise price for the 1997 incentive common stock options was $4.00. This price was modified by the board of directors to $0.50 during December, 1997.

              In  addition,   360,000  common  stock  options  were  issued  for
              consulting and financial services at an exercise price of $1.06 and an expiration of December 31, 2002.

              Authorized common shares have been reserved for the specific 1997 and 1998 awards and the plan allocation.

              The exercise prices for the stock options exceeded the market price of the common stock on the date of award. Accordingly, no related compensation cost has been charged to operations. Due to the limited public market history of the Company's common stock, management is unable to estimate the fair value of the options awarded; however, management believes such fair value was not significant as of the date of award.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           September 30, 1999 and 1998


Note 15 - Stockholders' Equity (continued)

              Stock Options (continued)

              The exercise price of all options exceeded the market price of the Company's common stock as of September 30, 1999.

Note 16 - Business Strategy and Operational Plan

              The Company has historically been unprofitable during both its development stage and since it acquired significant operating businesses, beginning with the Atlas Chemical Company acquisition in July 1997. Management has recently initiated a business strategy and operational plan that include the following essential elements: (i) achieve profitability for fiscal year 2001 by restructuring operations and consolidating production facilities;
              (ii) begin production of microshells during fiscal year 2000 to provide for its immediate projected requirements over the next nine months; (iii) expand sales of conventional paint and coating products through the channel of distribution available from the combined customer bases of Atlas Chemical and American Paints; and
              (iv) initiate a marketing program for ThermaCool paint products to demonstrate the benefits of this new technology without the Company depending on ThermaCool sales, and (v) introduce unique microshell products for special customers such as the national chain, Bath & Body Works and others. With this business strategy, management believes it is focusing on the key elements necessary to the Company to be both profitable and successful over the long-term. Management has adopted this present strategy and is focused on its successful implementation.

              Presently, the Company does not have sufficient working capital to meet its needs to implement its present strategy. There is no assurance that sufficient revenues will be generated or that funding will be available to the Company.

Note 17 - Contingencies

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

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           September 30, 1999 and 1998


Note 17 - Contingencies (continued)

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

              The Company, as a result of the acquisition of Atlas, is a party to certain claims relating to the pollutant tax as defined in Chapter 206, Florida Statutes that was subsequently repealed. The former shareholders of Atlas have agreed to personally indemnify the Company form any contingent liability relating to this matter.

              The Company, as a result of the acquisition of Atlas, is party to certain claims relating to bankruptcy of Seaboard Chemical Corporation who operated a facility for treatment, storage and disposal of hazardous substances from 1975 until 1989. The North Carolina Department of Environment, Health and Natural Resources identified Atlas as one of approximately 2,000 potentially responsible parties for cleanup of this site. Atlas was classified as a "de minimis" participant and, as such, has limited cost and liability for site cleanup. The former shareholders of Atlas have agreed to personally indemnify the Company from any contingent liability relating to this matter.

              On January 5, 1998, NASD Regulation, Inc. announced that a complaint was issued on December 23, 1997 charging Montoe Parker Securities, Inc. and certain of its officers with price manipulation and excessive markups in the trading of Steven
              Madden, Ltd. and fraud in the sales of securities of United Leisure. Neither firm is affiliated with the Company. The complaint asks for restitution to defrauded investors and potential sanctions that may include a fine, suspension, individual bar, or firm expulsion from the NASD. To date, there has been no adverse effect for the Company relating to these allegations against Monroe Parker Securities, Inc.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           September 30, 1999 and 1998


Note 17 - Contingencies (continued)

              On September 1, 1999, the Company was notified by NASDAQ that its listing on the NASDAQ Small Markets was in violation of the stock price requirements for continued listing. This present requirement was implemented on August 27, 1997 and required the Company to maintain a $1 bid price for its listed common stock. Presently, the Company does not meet this requirement. The Company had filed for a hearing that was held on January 14, 2000. At that hearing, management presented information requesting a waiver of this deficiency and provided assurances of the Company's compliance within a short period of time. The Company has not received any disposition on this matter as yet.

Note 18 - Subsequent Events

              During October 1999, the Company issued 450,000 shares of common stock to Alan Berkun, Esq. through a registration statement on Form S-8 filed with the U. S. Securities and Exchange Commission for professional services relating to introducing the Company to businesses that it could either merge with or acquire. These shares are non-refundable.

              For the period October 1, 1999 through December 2, 1999, John Pidorenko, the Company's President and Chairman, has repaid advances of $156,234.

              On December 8 1999, the Company entered into a letter of intent with Texas Pharmaceutical, Inc. of Texarkana, Texas that could provide the Company with funding of $1,000,000 through the issuance of 5,000,000 shares of preferred stock. This preferred stock would be convertible into 5,000,000 shares of common stock at the election of the holder. A definitive agreement is required to be executed that would be approved by both company board of directors and for the Company is further subject to shareholder approval. This funding is subject to the Company maintaining its NASDAQ listing. The Company has not received a final determination by NASDAQ as a result of the hearing held on January 14, 2000.