Form 10QSB
period 1999-12-31
THERMACELL TECHNOLOGIES INC
filed 2000-02-18
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1999
                                    -----------------

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from __________ to __________

                         Commission File Number 0-21279
                                                -------

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

                440 Fentress Blvd., Daytona Beach, Florida 32114
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (904) 253-6262
                                 --------------
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---    ---

     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of December 31, 1999 was 9,883,653.

     Transitional Small Business Disclosure Format:

Yes      No X
    ---    ---

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY


                                      Index



                                                                           Page
Part I - Financial Information                                             ----
------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           December 31, 1999 and September 30, 1999...................   1 - 2

         Consolidated Statements of Operations -
           Three months ended December 31, 1999 and 1998..............       3

         Consolidated Statements of Cash Flows -
           Three months ended December 31, 1999 and 1998..............       4

         Notes to Consolidated Financial Statements...................       5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................   7 -12

Part II - Other Information

Item 1. Legal Proceedings.............................................      12

        Signatures....................................................      13

Exhibit 11............................................................      14

                               THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        Consolidated Balance Sheets


                                                   Assets



                                                                          December 31,       September 30,
                                                                              1999                1999
                                                                        -----------------   -----------------
                                                                          (unaudited)

Current assets
   Cash                                                               $                -  $           60,173
   Accounts receivable
     Trade, net of allowance for uncollectible accounts
     of $177,570  and $194,125 respectively                                      485,546             388,316
   Notes receivable - trade                                                       78,000              93,000
   Notes receivable - other                                                        8,452              11,510
   Officer advance                                                                     -             156,234
   Other assets                                                                        -                   -
   Inventories                                                                   419,390             541,933
   Prepaid expenses and other                                                     42,575              52,576
                                                                        -----------------   -----------------

        Total current assets                                                   1,033,963           1,303,742
                                                                        -----------------   -----------------

Property and equipment                                                         1,605,577           1,563,110
   Less - accumulated depreciation                                               673,107             613,908
                                                                        -----------------   -----------------
                                                                                 932,470             949,202
                                                                        -----------------   -----------------

Other assets
   Deposits                                                                       98,658              55,901
   Deferred income tax benefit, net                                                    0                   0
   Prepaid interest                                                              220,194             164,242
   Goodwill, net of accumulated amortization
     of $238,453 and $206,453 respectively                                     1,833,174           1,865,174
   Other intangibles, net of accumulated amortization
     of $42,820 and $33,620 respectively                                         712,206             721,406
                                                                        -----------------   -----------------
                                                                               2,864,231           2,806,723
                                                                        -----------------   -----------------



        Total assets                                                  $        4,830,663  $        5,059,667
                                                                        =================   =================





See notes to consolidated financial statements.

                               THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        Consolidated Balance Sheets


                                    Liabilities and Stockholders' Equity



                                                                          December 31,       September 30,
                                                                              1999                1999
                                                                        -----------------   -----------------
                                                                           (unaudited)

Current liabilities
   Bank overdraft                                                     $           16,211  $                -
   Accounts payable                                                              983,183             998,961
   Accrued expenses                                                              137,470             129,290
   Accrued payroll and payroll taxes                                              16,665              31,863
   Current maturities of long-term debt
     Notes payable                                                                28,004              41,172
     Capital leases                                                               96,022              82,026
                                                                        -----------------   -----------------

        Total current liabilities                                              1,277,556           1,283,312
                                                                        -----------------   -----------------

Long-term debt, net of current maturities
   Notes payable                                                               1,423,246           1,148,393
   Capital lease obligations                                                     215,229             229,225
                                                                        -----------------   -----------------
        Total long-term debt, net of current maturities                        1,638,476           1,377,618
                                                                        -----------------   -----------------

        Total Liabilities                                                      2,916,031           2,660,930
                                                                        -----------------   -----------------

Stockholders' equity
   Common stock, par value $.0001
     Authorized 20,000,000 shares,
     9,883,653 issued and outstanding                                                988                 943

   Additional paid-in capital                                                  9,849,602           9,519,168
   Deduct notes receivable associated with stockholder loan                      (39,560)           (147,035)
   Accumulated deficit                                                        (7,841,398)         (6,919,339)
   Treasury stock                                                                (55,000)            (55,000)
                                                                        -----------------   -----------------

        Total stockholders' equity                                             1,914,632           2,398,737
                                                                        -----------------   -----------------


        Total liabilities and stockholders' equity                    $        4,830,663  $        5,059,667
                                                                        =================   =================




See notes to consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                       Consolidated Statements of Operations

                                  (unaudited)


                                                       For the Three Months Ended
                                                   ---------------------------------
                                                   December 31,         December 31,
                                                       1999                1998
                                                   --------------       ------------

Revenue
     Sales                                       $     1,202,194      $     811,410

Less cost of sales                                       890,328            573,143
                                                   --------------       ------------

     Gross profit                                        311,866            238,267

Selling, general and administrative
     expenses                                          1,151,623            517,460
                                                   --------------       ------------

                  Loss from operations                  (839,757)          (279,193)
                                                   --------------       ------------

Other income (expense)
     Interest income                                           0              4,431
     Interest expense                                    (82,302)            (2,835)
                                                   --------------       ------------
                                                   .
                  Total other income (expense)           (82,302)             1,596
                                                   --------------       ------------

                  Loss before income taxes              (922,059)          (277,597)

Income taxes
     Deferred income tax benefit                               0             55,519
                                                   --------------       ------------

                  Net loss                       $      (922,059)     $    (222,078)
                                                   ==============       ============


Basic loss per common share                      $         (0.10)     $       (0.04)
                                                   ==============       ============

Weighted average number of
     common shares outstanding                         9,511,153          5,730,568
                                                   ==============       ============



See notes to consolidated financial statements.

                      THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Consolidated Statements of Cash Flows

                                        (unaudited)

                                                              For the Three Months Ended
                                                           ---------------------------------
                                                            December 31,      December 31,
                                                                1999              1998
                                                           ---------------   ---------------

Cash flows from operating activities:
   Reconciliation of net loss to net cash
     used in operating activities
       Net loss                                         $        (922,059)  $      (222,078)
       Adjustments to reconcile net loss to net
        cash used in operating activities
        Depreciation                                               59,199            39,577
        Amortization                                               41,201            36,367
        Deferred income tax benefit                                     -           (55,519)
       Changes in assets and liabilities, net of acquisitions
        (Increase) in accounts and notes receivable               (79,172)          (61,932)
        Decrease in inventories                                   122,543            49,239
        Decrease in prepaid and other assets                      (88,708)           37,576
        (Decrease) in accounts payable                            (15,778)          (22,906)
        (Decrease) increase in accrued expenses                    (7,018)          134,768
        Common stock issued for services                          330,479                 -
                                                           ---------------   ---------------
              Net cash used in operating activities              (559,311)          (64,908)
                                                           ---------------   ---------------

Cash flows from investing activities
   Capital expenditures                                           (42,467)          (71,875)
   Acquisitions                                                         -        (1,420,101)
   Expenditures for patent, net                                         -           (40,000)
                                                           ---------------   ---------------
              Net cash used in investing activities               (42,467)       (1,531,976)
                                                           ---------------   ---------------

Cash flows from financing activities
   Proceeds from issuance of common stock                               -         1,650,000
   Proceeds from issuance of notes payable                        171,000            35,235
   Principal payments on notes payable                             90,686                 -
   Principal advances on stockholder loan                               -          (114,134)
   Proceeds from payments on stockholder loan                     263,709                 -
                                                           ---------------   ---------------
              Net cash provided by financing activities           525,394         1,571,101
                                                           ---------------   ---------------

              Net increase (decrease) in cash                     (76,384)          (25,783)

Cash beginning                                                     60,173            67,405
                                                           ---------------   ---------------

Cash ending                                             $         (16,211)  $        41,622
                                                           ===============   ===============




See notes to consolidated financial statements.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in Form 10-KSB for the fiscal period ended September 30, 1999 of ThermaCell Technologies, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Basic loss per share calculations

The computation of net earnings (loss) per common share has been based upon the weighted average number of shares of outstanding common stock, which for the three month periods ended December 31, 1999 and December 31, 1998 were 9,511,153 and 5,730,568, respectively.

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

Note 4 - Equity Transactions

On October 28, 1999 the Company issued 450,000 shares of common stock to a consultant in a Regulation S-8 filing. These shares represented compensation for the services to be performed by the consultant in introducing the Company to companies that it could either acquire or merge into its operations.

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


GENERAL

The Company was incorporated in Florida in August, 1993, for the purpose of developing, manufacturing and marketing insulating materials and coatings using partially evacuated glass microspheres ( "microshells"). The Company's technology utilizes the insertion of the microshells in various materials and products that improve the thermal resistive characteristics of such products.

The Company's business strategy is to (i) expand the marketing and distribution of ThermaCool(TM) paints and coatings, (ii) develop and manufacture the Company's own microshells and (iii) expand the shell technology to other products, such as drywall, gypsum board, home siding materials, and space foam insulation, among others.

On November 30, 1995, the Company acquired the assets of C.F. Darling Paint & Chemicals, Inc., a paint manufacturing company, located in New Port Richey, Florida. The Company acquired these assets to produce and develop paints and coatings for its ThermaCool(TM) product line.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY


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

On July 28, 1998, the Company acquired all the outstanding common stock, representing 100% ownership, of Atlas Chemical Company, a paint manufacturer and distributor, located in Miami, Florida. The Company acquired this firm for a larger manufacturing facility to both expand production of paints and coatings and to obtain an established marketing distribution channel which included major accounts such as Home Depot, Ace Hardware, among others.

On March 2, 1999, the Company acquired the assets of Ladehoff Paints, Inc., a paint manufacturer and distributor located in Mesa, Arizona. The total purchase price was $115,000. This acquisition was classified as a purchase transaction.

The Company acquired T-Coast Pavers/Sealco Systems, Inc. effective December 1, 1999 for 300,000 shares of its common stock valued at $300,000 and an employment agreement with its founder and key executive. This company provides paver installation and driveway sealant and coating services primarily to contractors in Southeast Florida.

The Company acquired American Paints, Inc., a Pompano Beach, Florida paint manufacturer and distributor, for 572,000 common shares on December 1, 1999. American Paints' operations were consolidated into the Company's Atlas manufacturing facility to reduce duplicate costs and increase operating margins.

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

RESULTS OF OPERATIONS

Three months ended December 31, 1999 compared to three months ended December 31, 1998

Total consolidated revenue for the three months ended December 31, 1999 was $1,202,194 compared to $811,410 for the same period of 1998, which represents an increase of $390,784, or 48%. This increase was primarily attributed to the

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY


revenue contribution of the two acquisitions: American Paints and T-Coast/Sealco Systems, Inc. for a full three months. In the prior year's period these business contributed only one month of operating results. The revenues for the Company's previously existing paint business declined for this recent period over the prior year ago period. This resulted from the loss of some customers in the consolidation of operations and the closing of the Mesa, Arizona and Holiday, Florida locations. For the recent quarter ended December 31, 1999, T-Coast/Sealco segment of the business contributed approximately 40% of total revenues.

Gross profit margins were 25.9% and 29.4%, respectively, for the three month period ended December 31, 1999, as compared to the prior period ended December 31, 1998. This decrease is the result of a change in the mix of paint and coatings products sold by the Company, and in part, by lower contribution margin from the America Paints and Sealco acquisitions. Sealco business experienced a gross profit margin of 16.9% for the recent quarter ended December 31, 1999. The Company expects that with buying efficiencies and the opportunity to provide all coating and sealant needed for the Sealco operations, that business' overall gross profit margin can be improved over time to 25%.

For the three months ended December 31, 1999, total selling, general and administrative expenses were $1,151,623 as compared to $517,460 for the same period of the previous year, an increase of $634,163 or 123%. This increase is the result of higher marketing, staffing, consulting services and other general expenses associated with the Company's acquisitions and its continuing operations. The Company has taken steps to reduce duplication of personnel and is in the process of consolidating its staffing, marketing, and production for more efficient and effective business operations for its acquisitions. During this recent quarter, the Holiday, Florida location was closed. With the expansion of distribution channels provided by the American Paints acquisition, the Company anticipates future benefit from the sales of products to its expanded customer base.

The Company continued to experience losses from operations of $839,757 for the period ended December 31, 1999 as compared to a loss of $279,193 for the same prior year ago period. This increase in the operating loss over that of the preceding year's period reflects the lower gross margin contribution from revenues and the higher S. G & A expense during this period. Management anticipates that increasing level of sales, including the contribution of its acquisitions and the production and shipment of its own microshells will result in improvement in future operating performances and eventually profitable operations.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY


The interest expense for the period ended December 31, 1999 was $82,302 as compared to the prior year's quarter of $2,835. The higher interest expense for the current period was the result of a convertible debenture issued to finance the Company's operations. In the prior year ago period, interest charges were primarily for vehicle financings.

The basic loss and basic loss per share were $922,059 and $0.10 per share respectively, for the three months ended December 31, 1999 as compared to a basic loss and basic loss per share of $222,078 and $.04 respectively, for the same period in 1998. This loss represents a 315% increase over the basic loss experienced in the year ago quarter. The loss per share for the period increased 150% over the previous year ago period. In the prior year ago period, there was a $55,519 deferred income tax benefit while none was applied to the recent period ended December 31, 1999. The weighted average shares outstanding for the quarter ended December 31, 1999 was 9,511,153 as compared to 5,730,568 for the preceding year quarter ended December 31, 1998. Diluted loss per share is not presented as it is anti-dilutive.

The Company has focused in the recent quarter ended December 31, 1999, on developing its microshell production at its new Daytona Beach facility. In the second quarter of this fiscal year shipment of microshells will begin in significant commercial quantities. The company plans to aggressively market microshells and those related paint and coatings products. In addition to the Company's marketing efforts, the two acquisitions of last year will further the utilization of the Company's paint and coatings production capacity. Management is optimistic about the benefits of its business strategy.

The Company anticipates improvements in raw material purchasing economies that will result in cost savings in its purchases within its manufacturing operation. The Company also anticipates improvement in gross profit margins this fiscal year resulting from improved purchasing economies.


LIQUIDITY AND CAPITAL RESOURCES

Over its history the Company has largely funded its operations and its product development activities with funds provided by both issuing securities and from borrowings. During the recent three months ended, the Company received $171,000 from a debt financing and $263,704 from a stockholder loan repayment. These funds were used for working capital purposes.

The Company issued 450,000 shares of common stock during October 1999 for consulting services. These services are to be rendered over the fiscal year and are to identify companies in which the Company may merge or acquire. Such an acquisition or merger would assist the Company in more rapidly developing its prospects toward achieving business growth.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY


Net cash used in operating activities for the three months ended December 31, 1999 was $559,311 compared to net cash used of $64,908 for the three months ended December 31, 1998. This increase in cash used by operating activities is primarily due to a higher net loss and an increase in other assets, particularly prepaid interest, despite the cash provided by a decrease in inventory of $122,543 and the use of common stock with a value of $330,479 for services. In the prior year's period, increases in both accounts payables and inventory coupled with decreases in accounts payables and accrued expenses contributed to higher net cash used in operating activities even though the Company incurred a lower net loss.

Cash used in investing activities for the three months ended December 31, 1999 and the same period in 1998 was $42,467 and $1,531,976 respectively. The major use of funds for the period ended December 31, 1999 was capital expenditures of $42,467 for plant facilities outfitting. In the prior year's period, $1,420,101 was expended for two acquisitions-American Paints and T-Coast/ Sealco Systems and $71,875 represented capital expenditures. In this year ago period, the Company spent $40,000 on patents. There were no acquisitions in the recent period as well as any expenditure for patents.

Cash provided by financing activities for the three months ended December 31, 1999 was $525,394 as compared to cash provided of $1,571,101 for the three months ended December 31, 1998. During the recent quarter ended, The Company issued a note payable of $171,000 and had $263,709 in shareholder loan repayments. During the prior year ago period quarter, the Company issued common stock with an aggregate value of $1,650,000 that included its two acquisitions.

As of December 31, 1999, the Company had net working capital deficit of $243,593 as compared to $20,430 of net working capital at fiscal year ended September 30, 1999. This decrease in net working capital of $264,023 is primarily due to lower current assets that include inventory and officer advances while the Company's current liabilities remained approximately the same as at year end. The Company's current ratio was 0.8 at December 31, 1999, and 1.0 at fiscal year ended September 30, 1999.

The Company is not presently profitable and continues to fund itself from the proceeds of securities placements and debt financings. Once the Company achieves profitability, it will then be in a position to fund itself on an operating basis.

The Company has restructured its operations with a focused effort on establishing production capabilities for the manufacture of microshells at its own facility. This initiative includes the manufacture of certain proprietary microshell products for two major prospective customers.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY


Management believes that additional capital will be needed to fund its present plan to build within this fiscal year a manufacturing facility to produce microshells for its paint and coating technology products. The Company is optimistic that such funds will be available from investment or financing sources to provide for this expansion plan. Should funds not be readily available, management intends to again defer the building of an expanded manufacturing facility to a later time when appropriate funding can be arranged. The Company is in need of funding to provide for its working capital requirements over the next six months as its present operations are consuming cash at higher rates. Should such funding not be available, the Company would have to significantly curtail its present operations.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.
               -----------------

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

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY


On February 7, 2000, the Company's listing on the NASDAQ Small Capitalization Market was suspended for non-compliance with its listing requirements. Since that time, the Company's common stock has been traded on the OTC Bulletin Board under the symbol VCLL.


Item 5.        Other Information
               -----------------

On February 1, 2000, Mr. Donald Huggins resigned as a member of the board of directors of the Company. His vacancy was filled by the appointment of Mr. Peter Thomas. Mr. Thomas was also appointed to the audit and compensation committees of the board of directors.


Item 6.        Exhibits and reports on Form 8K
               -------------------------------
None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ThermaCell Technologies, Inc.


Dated   2/18/00           /s/ John Pidorenko
                          ------------------
                          John Pidorenko
                          President and CEO