Form 10QSB
period 2000-03-31
THERMACELL TECHNOLOGIES INC
filed 2000-05-22
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000
                                    -----------------

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

     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of March 31, 2000 was 11,033,653

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

         Consolidated Balance Sheet -
           March 31, 2000................................................ 1 - 2

         Consolidated Statements of Operations -
           Three months and six months ended March 31, 2000 and 1999.....     3

         Consolidated Statements of Changes in Stockholders' Equity
           Six months ended March 31, 2000...............................     4

         Consolidated Statements of Cash Flows -
           Three months and six months ended March 31, 2000 and 1999.....     5

         Notes to Consolidated Financial Statements...................... 6 - 7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................... 8 - 12

Part II - Other Information

Item 1. Legal Proceedings................................................     12

         Signatures......................................................     13

Exhibit 11...............................................................     14

                           THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    Consolidated Balance Sheets
                                            (unaudited)

                                               Assets



                                                                                       March 31,
                                                                                         2000
                                                                                   ------------------


Current assets
   Cash                                                                          $            26,065
   Accounts receivable
     Trade, net of allowance for uncollectible accounts
     of $177,570                                                                             470,972
   Inventories                                                                               380,356
   Prepaid expenses and other                                                                  2,159
                                                                                   ------------------

         Total current assets                                                                879,552
                                                                                   ------------------

Property and equipment                                                                     1,698,368
   Less - accumulated depreciation                                                           735,328
                                                                                   ------------------
                                                                                             963,040
                                                                                   ------------------

Other assets
   Deposits                                                                                   62,087
   Prepaid interest                                                                           33,912
   Other intangibles, net of accumulated amortization
     of $65,118                                                                              703,006
                                                                                   ------------------
                                                                                             799,005
                                                                                   ------------------




         Total assets                                                            $         2,641,597
                                                                                   ==================



See notes to consolidated financial statements.

                           THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    Consolidated Balance Sheets
                                            (unaudited)

                                Liabilities and Stockholders' Equity



                                                                                       March 31,
                                                                                         2000
                                                                                   ------------------

Current liabilities
   Accounts payable                                                                $         886,841
   Accrued expenses                                                                          737,323
   Accrued payroll and payroll taxes                                                          22,427
   Officer advance                                                                            89,415
   Current maturities of long-term debt
     Notes payable                                                                            34,588
     Capital leases                                                                          101,963
                                                                                   ------------------

         Total current liabilities                                                         1,872,557
                                                                                   ------------------

Long-term debt, net of current maturities
   Notes payable                                                                           1,437,049
   Capital lease obligations                                                                 102,028
                                                                                   ------------------
         Total long-term debt, net of current maturities                                   1,539,076
                                                                                   ------------------

         Total Liabilities                                                                 3,411,633
                                                                                   ------------------

Stockholders' equity
   Common stock, par value $.0001
     Authorized 20,000,000 shares,
     11,033,653 issued and outstanding                                                         1,103

   Additional paid-in capital                                                             10,481,987
   Common stock subscribed                                                                    20,000
   Accumulated deficit                                                                   (11,218,126)
   Treasury stock                                                                            (55,000)
                                                                                   ------------------

         Total stockholders' equity                                                         (770,036)
                                                                                   ------------------


         Total liabilities and stockholders' equity                              $         2,641,597
                                                                                   ==================



See notes to consolidated financial statements.


                                        THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             Consolidated Statements of Operations
                                                          (unaudited)


                                                      For the Three Months Ended                  For the Six Months Ended
                                                  -----------------------------------         ----------------------------------
                                                    March 31,            March 31,              March 31,            March 31,
                                                       2000                 1999                  2000                 1999
                                                  ---------------       -------------         --------------        ------------

Revenue
     Sales                                        $    1,274,507      $    1,128,941        $     2,476,702       $   1,940,351

Less cost of sales                                       925,342             778,702              1,815,670           1,351,845
                                                  ---------------       -------------         --------------        ------------

     Gross profit                                        349,165             350,239                661,031             588,506

Selling, general and administrative
     expenses                                          2,733,163             667,854              3,884,786           1,185,314
                                                  ---------------       -------------         --------------        ------------

                  Loss from operations                (2,383,998)           (317,615)            (3,223,755)           (596,808)
                                                  ---------------       -------------         --------------        ------------

Other income (expense)
     Interest income                                           -                   -                      -               4,431
     Interest expense                                    (80,383)             (6,629)              (162,685)             (9,464)
     Loss on closure of division                        (912,347)                  -               (912,347)                  -
                                                  ---------------       -------------         --------------        ------------

                  Total other income (expense)          (992,730)             (6,629)            (1,075,032)             (5,033)
                                                  ---------------       -------------         --------------        ------------

                  Loss before income taxes            (3,376,728)           (324,244)            (4,298,787)           (601,841)

Income taxes
     Deferred income tax benefit                               -              64,848                      -             120,367
                                                  ---------------       -------------         --------------        ------------

                  Net loss                        $   (3,376,728)     $     (259,396)       $    (4,298,787)      $    (481,474)
                                                  ===============       =============         ==============        ============


Basic loss per common share                       $        (0.33)     $        (0.03)       $         (0.43)      $       (0.06)
                                                  ===============       =============         ==============        ============

Weighted average number of
     common shares outstanding                        10,171,153           8,452,420              9,971,153           7,593,643
                                                  ===============       =============         ==============        ============


See notes to consolidated financial statements.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                                Common Stock
                                                       Common Stock              Subscribed
                                                   ---------------------  ------------------------
                                                    Number of             Number of
                                                     Shares       Amount    Shares        Amount
                                                   -----------  --------  ----------   -----------
Balance September 30, 1999                          9,433,653 $     943           -  $          -

Issuance of stock for payment of services           1,300,000       130           -             -
Issuance of stock for acquisition                     300,000        30           -             -
Common stock subscribed                                     -         -     200,000        20,000
Payments associated with stockholder loan, net              -         -           -             -
Net loss for period ended March 31, 2000                    -         -           -             -
                                                   -----------  --------  ----------   -----------
Balance March 31, 2000                             11,033,653 $   1,103     200,000  $     20,000
                                                   ===========  ========  ==========   ===========



     Additional
     Paid-in      Accumulated Notes Receivable, Treasury
     Capital       Deficit      Stockholder     Stock        Total
    ----------  -------------  -----------   -----------  ------------
  $ 9,519,168  $  (6,919,339) $  (147,035)  $   (55,000) $  2,398,736

      797,849              -            -             -       797,979
      164,970              -            -             -       165,000
            -              -            -             -        20,000
            -              -      147,035             -       147,035
            -     (4,298,787)           -             -    (4,298,787)
    ----------  -------------  -----------   -----------  ------------
  $ 10,481,987 $ (11,218,126) $         -   $   (55,000) $   (770,036)
    ==========  =============  ===========   ===========  ============


See notes to consolidated financial statements.

                        THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                             Consolidated Statements of Cash Flows
                                          (unaudited)

                                                                   For the Six Months Ended
                                                                --------------------------------
                                                                  March 31,         March 31,
                                                                    2000              1999
                                                                --------------    --------------

Cash flows from operating activities:
   Reconciliation of net loss to net cash
     used in operating activities
      Net loss                                                   $ (4,298,787)       $ (481,474)
      Adjustments to reconcile net loss to net
        cash used in operating activities
        Depreciation                                                  121,420            82,892
        Amortization                                                   70,401            12,281
        Write off of goodwill                                       1,115,826                 -
        Deferred income tax benefit                                         -          (120,367)
        Loss on closure of division                                   912,347                 -
      Changes in assets and liabilities, net of acquisitions
        (Increase) decrease in accounts and notes receivable           21,852          (104,256)
        (Increase) decrease in inventories                            161,577           (11,497)
        (Increase) decrease in prepaid and other assets               174,561          (321,436)
        Increase (decrease) in accounts payable                      (112,120)          111,625
        (Decrease) increase in accrued expenses                       598,597          (194,487)
        Increase in officer advance                                    89,415                 -
        Common stock issued for services                              797,979           300,000
                                                                --------------    --------------
              Net cash used in operating activities                  (346,930)         (726,719)
                                                                --------------    --------------

Cash flows from investing activities
   Capital expenditures                                              (135,258)          (70,495)
   Acquisitions                                                      (215,000)       (1,475,006)
   Expenditures for patent, net                                             -           (41,200)
                                                                --------------    --------------
              Net cash used in investing activities                  (350,258)       (1,586,701)
                                                                --------------    --------------

Cash flows from financing activities
   Proceeds from issuance of common stock                                   -         2,212,888
   Common stock issued for acquisitions                               165,000                 -
   Proceeds from common stock subscription                             20,000                 -
   Proceeds from issuance of notes payable & capital leases           232,771            56,140
   Proceeds from issuance of convertible note                               -           500,000
   Principal payments on notes payable & capital leases               (57,960)                -
   Principal advances on stockholder loan                                   -          (131,116)
   Proceeds from payments on stockholder loan                         303,269                 -
                                                                --------------    --------------
              Net cash provided by financing activities               663,080         2,637,912
                                                                --------------    --------------

              Net increase (decrease) in cash                         (34,108)          324,492

Cash beginning                                                         60,173            67,405
                                                                --------------    --------------

Cash ending                                                 $          26,065  $        391,897
                                                                ==============    ==============




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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Basic loss per share calculations

The computation of net earnings (loss) per common share has been based upon the weighted average number of shares of outstanding common stock, which for the three month periods ended March 31, 2000 and March 31, 1999 was 10,171,153 and 8,452,420, respectively. For the six month periods ended March 31, 2000 and March 31, 1999 the weighted average number of shares outstanding was 9,971,153 and 7,593,643, respectively.

Note 3 - Equity Transactions

Please refer to Audited Consolidated Financial Statements consisting of the Company's balance sheet as of September 30, 1999, and related statements of operations, changes in stockholders' equity, and cash flows ended September 30, 1999, as audited by Cherry, Bekaert, & Holland, L.L.P., Certified Public Accountants.

On February 14, 2000 the Company issued 850,000 shares of common stock to employees, directors and consultants in a Regulation S-8 filing. These shares represented compensation for the services performed and to be performed by employees, directors, and consultant and was utilized to minimize cash disbursements.

On February 2, 2000, the company issued 300,000 shares of common stock to complete the acquisition of Silab Resarch Center, Inc., a Daytona Beach, Florida based research and development facility.

On March 29, 2000, the board of directors authorized a 1-for-4 reverse stock split effective April 14, 2000.

Note 4 - Contingencies

On June 10, 1999, the Company and Innovation Associates, Inc. ("IA") reached an agreement to settle litigation that was commenced by IA for trade secrets misappropriation among other matters. As part of the settlement, the Company agreed to license certain patents relating to microspheres that are owned by IA. Consideration for such license was the payment of $25,000 and the issuance of $500,000 worth of the Company's common stock that was legended. A requirement with the issuance of this common stock was that registration of these securities occur within 180 days of the signing of the agreement. The Company did not register these shares within the prescribed period and is obligated to issue additional shares of common stock having a value of $125,000. The Company plans to issue 29,412 shares of common stock to satisfy this payment obligation. The Company plans to utilize the IA patents to strengthen its patent position in this area.

On February 4, 1999, a complaint was filed in the United States District Court, Middle District of Florida by Mr. Russell Haraburda and Eden Group, Inc. against John Pidorenko, the Company's then president, and the Company for monies purportedly due for arranging financing for the Company prior to its IPO in March of 1997. The Company does not believe any monies are due Mr. Haraburda or his firm. In addition, the Company has been assigned two promissory notes of the Eden Group, Inc. that are unpaid. The Company will vigorously challenge any demand for payment by Mr. Haraburda and will seek full payment under its promissory notes from the Eden Group. A trial in the summer of 2000 is anticipated.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-QSB, that are not purely historical, are forward-looking information and statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the Company's expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-QSB. The forward-looking statements contained here in are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things, the Company's ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately and many of which may be beyond the control of the Company. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this form 10-QSB will prove to be accurate.


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

On March 19, 1997, the Company completed a public offering for 1,375,000 Units, each Unit consisting of one share of Common Stock, $.0001 par value, and one Series A Redeemable Common Stock Purchase Warrant, at a price of $4.00 per Unit. In addition, the underwriter exercised its over-allotment purchase option and purchased 206,250 additional Units at the initial per Unit public offering price less the underwriting discounts and commission. The net proceeds from this offering were more than $4.7 million.

On July 28, 1997, the Company acquired all the outstanding common stock, representing 100% ownership, of Atlas Chemical Company, a paint manufacturer and distributor, located in Miami, Florida. The Company acquired this firm so that it would have a larger manufacturing facility to both expand production of paints and coatings and to obtain an established marketing distribution channel that included major accounts such as Builders Square, Ace Hardware, among others.

On March 2, 1998, the Company acquired the assets of Ladehoff Paints, Inc., a paint manufacturer and distributor located in Mesa. Arizona. The total purchase price was $115,000. This acquisition is classified as a purchase transaction. This facility was closed during August of 1999.

On October 15, 1998, the Company agreed to acquire T-Coast Pavers/Sealco Systems, Inc., which had annual revenues of about $2 million. ThermaCell acquired these associated businesses effective December 1, 1998 for 300,000 shares of its common stock valued at $300,000 and in an employment agreement with its founder and key executive, a payment of an additional 300,000 shares over the three year employment period. This company provides paver installation and driveway sealant and coating services primarily to contractors in Southeast Florida.

The Company acquired American Paints, Inc., a Pompano Beach, Florida paint manufacturer and distributor for 572,000 common shares on December 1, 1998. American Paints was operated until March 30, 2000 at which time it was closed to avoid future operating losses.

The Company has sustained significant operating losses since its inception. Management's strategy of expanding into the ThermaCool(TM) product line, developing a commercially viable manufacturing process for shells and expansion into new markets for its shell technology may result in the Company incurring additional losses due to the costs associated with these strategies. The Company expects to incur losses until it is able to increase its sales, expand its product line and increase its distribution capabilities to a sufficient revenue level to offset ongoing operating and expansion costs.

RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to three months ended March 31, 1999

Total consolidated revenue for the three months ended March 31, 2000 was $1,274,507 compared to $1,128,941 for the same period of 1999, which represents an increase of $145,566, or 13%. This increase was primarily attributed to the additional revenues of two acquisitions: American Paints and T-Coast/Sealco Systems, Inc. The revenues for the Company's existing business declined for this period over the prior period. This decline resulted from the loss of customers at Atlas Chemicals that impacted its revenues for the period.

Gross profit margins were 27.4% and 31.0%, respectively, for the three-month period ended March 31, 2000, as compared to the prior period ended March 31, 1999. This decrease is the result of a change in the mix of paint and coatings products sold by the Company, and in part, by lower contribution margin from the America Paints and Sealco acquisitions. Sealco has traditionally had gross profit margins in the 16% range. The Company expects that with buying efficiencies and the opportunity to provide all coating and sealant needed for the Sealco operations, that business' overall gross profit margin can be improved.

For the three months ended March 31, 2000, total selling, general and administrative expenses were $2,733,163 as compared to $667,854 for the same period of the previous year, an increase of $2,065,309 or 309%. This substantial increase is the result of the write-off of goodwill related to all of the company's previous acquisitions amounting to $1,115,826, together with the severance compensation with the company's former president in the amount of $600,000, and fees and compensation and fees paid in the company's common stock to employees, consultants, and directors in the total amount of $467,500.

The company accounts for its long-lived assets in accordance with the Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement No. 121"). The company reviews for impairment of long-lived assets and goodwill related to those assets to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the recent second quarter of this Fiscal Year, management identified impairment of its goodwill values for prior acquisitions. It was determined by present management that to be in compliance with FASB121 that mandates the continual valuation review of the company's assets that it was appropriate for the company to completely reduce the goodwill carry values because of the substantial doubts of the company continuing as a going concern. As a consequence of this analysis, goodwill of $1,115,826 was expensed in the current period ended March 31, 2000.

In an effort to become profitable, the Company has taken major steps to reduce it administrative overhead that included administrative personnel. This initiative also included the closing of its American Paints facility that resulted in a one-time charge of $912,347 for this closure in the period ended March 31, 2000. Customers of American Paint will continue to be served by the Atlas Chemical facility in Miami that will continue in operation and should benefit from the increased production volume.

The Company experienced a loss from operations of $2,383,998 for the three-month period ended March 31, 2000 as compared to a loss of $317,615 for the same prior year period. This increase in the operating loss over that of the preceding year period reflects the lower gross margin contribution from the Company's revenues and the substantially higher S. G & A expense which included the write-down of goodwill. Management anticipates that after this quarter, higher level of sales and lower future S, G & A expenses will result in improvement in future operating performances and eventually profitable operations.

During the period ended March 31, 2000 interest expense increased to $80,383 compared to $6,629 in the year ago period ended March 31, 1999, an increase of $73,754. The increase is attributable to the convertible subordinated debt issue that the Company received during the fiscal year ended September 30, 1999. No conversion has been elected during the present quarter ended March 31, 2000.

There was provision for income tax benefit for the present quarter ended March 31, 2000 as there was in the prior year ago period in the amount of $64,848.

The basic loss and basic loss per share were $3,376,728 and $0.33 per share respectively, for the three months ended March 31, 2000 as compared to a basic loss and basic loss per share of $259,396 and $.03 respectively, for the same period in 1999. This loss represents a 12- fold increase over the basic loss experienced in the year ago quarter. The loss per share for the period was substantially higher than the previous year ago period. The weighted average shares outstanding for the quarter ended March 31, 2000 was 10,171,153 as compared to 8,452,420 for the preceding year quarter ended March 31, 1999.

With the recent management changes within the Company, an effort has been undertaken to focus in the recent quarter ended March 31, 2000, on increasing the production volume of paint and coating manufacture in the Atlas Chemicals' Miami production facility. Presently, all paints are manufactured at that Miami location. In addition, management has reduced the number of stock keeping units of paint and coating products to focus on more efficiently produce the more significant paint and coating products. Once the Miami facility is profitable, management will seek to aggressively market its paint and coatings products to a larger customer base while maintaining an emphasis on profitability. This strategy will be to expand within Florida markets and then the Sunbelt Region of the United States. Management continues to be optimistic about the benefits of its near-term strategy.

The Company anticipates improvement in raw material purchasing economies that will result in cost savings in its purchases in manufacturing. This benefit will be realized in the third and fourth quarters of this fiscal year. The Company also anticipates improvement in gross profit margins during the balance of this fiscal year resulting from improved purchasing economies and the sale of fewer, but more profitable products.

Six months ended March 31, 2000 compared to six months ended March 31, 1999

Total revenue for the six months ended March 31, 2000 was $2,476,702 compared to $1,940,351 for the same period of 1999, which represents an increase of $536,351, or 28%. The increase was primarily the result of the sales contribution of the American Paints and T-Coast acquisitions.

Gross profit margins were 27% and 30%, respectively, for the six-month period ending March 31, 2000 as compared to the prior period ending March 31, 1999. This decrease is the result of a change in the mix of paint and coatings products sold by the Company, and in part, by lower contribution margin from the America Paints and T-Coast acquisitions. T-Coast has traditionally had gross profit margins in the 16% range.

For the six months ended March 31, 2000, total selling, general and administrative expenses were $3,884,786 as compared to $1,185,314 for the same period of the previous year, an increase of approximately $2,699,472, or 227%. This substantial increase is the result of the write-off of goodwill related to all of the company's previous acquisitions amounting to $1,115,826, together with the severance compensation with the company's former president, in the amount of $600,000, and compensation and fees paid in the company's common stock to employees, consultants, and directors in the total amount of $467,500. Management anticipates that future S, G & A expenses as a percentage of sales will be at lower levels than has been historically experienced by the company by its present actions. By controlling its S G & A expenses, management expects to improve future operating performance.

The company accounts for its long-lived assets in accordance with the Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement No. 121"). The company reviews for impairment of long-lived assets and goodwill related to those assets to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the recent second quarter of this Fiscal Year, management identified impairments of its goodwill value for its prior acquisitions. It was determined by present management that to be in compliance with FASB121 that mandates the continual valuation review of the company's assets that it was prudent for the company to completely reduce the goodwill carry values because of the substantial doubts of the company continuing as a going concern.

The Company experienced a loss from operations of $3,223,755 for the six-month period ending March 31, 2000 as compared to a loss of $596,808 for the same prior year period that amounted to a $2,626,947 loss increase, or 440%. This loss is attributed to the higher level of S G & A expense including the write-down of goodwill for the six month period ended March 31, 2000 as compared to the prior year's six month period.

During the six-month period ended March 31, 2000 interest expense increased to $162,685 compared to $9,464 in the year ago six-month period ended March 31, 1999, an increase of $153,221. The increase is attributable to the convertible subordinated debt issue that the Company received during the fiscal year ended September 30, 1999. In the prior period ended March 31, 1999 the company had interest income in the amount of $4,4431. There was not any interest income in the current period.

Based upon management's current estimates of future taxable income, management has determined that a valuation allowance of one hundred percent (100%) is appropriate during the current six month period ended March 31, 2000. In the prior year ago six-month period, a fifty percent valuation allowance was used to represent that portion of deferred taxes that may be realized in the future.

The basic loss was $4,298,787 for the six months ended March 31, 2000 as compared to a net loss of $481,474 for the same period in 1999. This represented an increase in the loss of $3,817,313 for this period as compared to the year before six-month period ended March 31, 1999. The basic loss per share was $0.43 for the six months ended March 31, 2000 as compared to a $0.06 per share for the same six months period in 1999. There is not a diluted loss per share presentation as it would be anti-dilutive for both these periods.

This current six-month period loss per share was higher even though there is a dilutive effect with more common shares being outstanding. During these two comparable periods, the weighted average shares outstanding increased from 7,593,642 to 9,971,153, or 31%. This increase is primarily attributed to the conversion of preferred stock held by the Company's former president that was converted to common stock. Such conversion permitted that officer to repay the Company for advances and loans that he had previously taken and thereby provide working capital for the Company.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has largely funded its operations and its product development activities with funds provided by issuing securities and from borrowings. During the six months ended, the Company received $232,771 from borrowings and $303,269 of proceeds from the repayment of stockholder loans. This represented approximately 80% of the $663,080 of net cash provided by financing activities.

Net cash used in operating activities for the six months ended March 31, 2000 was $346,930 compared to net cash used of $726,719 for the six months ended March 31, 1999. This decrease in cash used by operating activities is despite the higher net loss that was offset by the write-off of goodwill in the amount of $1,115,826, the loss on closure of a division in the amount of $912,347, the issuance of common stock in the amount of $797,979 for services, and the increase in accrued expenses of $598,597.

Cash used in investing activities for the six months ended March 31, 2000 and 1999 were $350,258 and $1,586,701, respectively. The principal use of funds in the six-month period ended March 31, 2000 was the acquisition of Silabs Inc. and the balance for capital expenditures. In addition, capital expenditures for the recent period increased to $135,258 from $70,495 over the prior year's period. There were two acquisitions amounting to $1,475,006 in the year ago period as compared to one for $215,000 in the present period.

Cash provided by financing activities for the six months ended March 31, 2000 was $663,080 as compared to $2,637,912 for the six months ended March 31, 1999. During the present six months period, the Company received $232,771 from borrowings and $303,269 of proceeds from the repayment of stockholder loans. This represented approximately 80% of the $663,080 of net cash provided by financing activities. The year ago period included $2,212,888 from the issuance of common stock together with $500,000 from the issuance of a convertible note.

As of March 31, 2000, the Company had net working capital deficit of $993,005 and a current of 0.47. Management is seeking to obtain funding to remedy its working capital deficiency. It has recently finalized the terms of a funding with PAMG, LLC, a Florida based company, for an equity infusion of up to $1,000,000. The first tranche of this funding in the amount of $500,000 is scheduled to close on June 3, 2000. PAMG has advanced the Company some funds for its working capital needs in anticipation of this closing. The Company is not presently profitable and continues to fund itself from the proceeds of securities placements. Once the Company achieves profitability, it will then be in a position to fund itself on an operating basis.

Management believes that additional capital will be needed to fund its present plan to manufacture its microshell technology products, as well as, new paint and coating products. Management is optimistic that such funds will be available from investment or financing sources to provide for this expansion plan. Should funds not be readily available, management intends to defer capital expenditures until a later time when appropriate funding can be arranged. The Company is in need of additional funding to provide for its working capital requirements over the next six months despite the $1,000,000 funding anticipated with PAMG, LLC. Should such funding not be available, the Company would have to further curtail its present operations to achieve breakeven operations.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                  -----------------

On June 10, 1999, the Company and Innovation Associates, Inc. ("IA") reached an agreement to settle litigation that was commenced by IA for trade secrets misappropriation among other matters. As part of the settlement, the Company agreed to license certain patents relating to microspheres that are owned by IA. Consideration for such license was the payment of $25,000 and the issuance of $500,000 worth of the Company's common stock that was legended. A requirement with the issuance of this common stock was that registration of these securities occur within 180 days of the signing date of the agreement. The Company did not register these shares within the prescribed period and is obligated to issue additional shares of common stock having a value of $125,000. The Company plans to issue 29,412 shares of common stock to satisfy this payment obligation. The Company plans to utilize the IA patents to strengthen its patent position in this area.

On February 4, 1999, a complaint was filed in the United States District Court, Middle District of Florida by Mr. Russell Haraburda and Eden Group, Inc. against John Pidorenko, the Company's then president, and the Company for monies purportedly due for arranging financing for the Company prior to its IPO in March of 1997. The Company does not believe any monies are due Mr. Haraburda or his firm. In addition, the Company has been assigned two promissory notes of the Eden Group, Inc. that are unpaid. The Company will vigorously challenge any demand for payment by Mr. Haraburda and will seek full payment under its promissory notes from the Eden Group. A trial in the summer of 2000 is anticipated.


Item 5.           Other Information
                  -----------------

     On March 1, 2000, John Pidorenko resigned as president and chief executive officer of the company and as a member of the board of directors.

     On March 6, 2000, Peter Thomas was appointed President of the company to fill the vacancy created by the resignation of Mr. Pidorenko. Mr. Maurice Malacarne was appointed Executive Vice President of the company. On that date, Peter Leighton was also appointed to the board of directors to fill the vacancy created with the resignation of Mr. Pidorenko.

     On March 29, 2000 the board of directors authorized a 1-for-4 reverse stock split effective April 14, 2000.


Item 6.           Exhibits and reports on Form 8-K
                  --------------------------------

          Form 8-K filed on May 2, 2000, containing information regarding the termination of Cherry Bekaert & Holland, L.L.P. as the company's auditors and the appointment of Pender Newkirk & Company as successor independent accountants.


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ThermaCell Technologies, Inc.


Dated    5/22/2000
                                 /s/ Peter Thomas
                                 ----------------
                                 Peter Thomas
                                 President