Form 10QSB
period 2000-06-30
THERMACELL TECHNOLOGIES INC
filed 2000-08-25
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000
                                    -----------------

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

     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of June 30, 2000 was 6,147,104

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

         Consolidated Balance Sheet -
           June 30, 2000................................................. 1 - 2

         Consolidated Statements of Operations -
           Three months and nine months ended June 30, 2000 and 1999.....     3

         Consolidated Statements of Changes in Stockholders' Equity
           Nine months ended June 30, 2000...............................     4

         Consolidated Statements of Cash Flows -
           Nine months ended June 30, 2000 and 1999......................     5

         Notes to Consolidated Financial Statements...................... 6 - 7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................8 - 12

Part II - Other Information

Item 1. Legal Proceedings................................................    12

         Signatures......................................................    13

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)

                                     Assets



                                                                                June 30,
                                                                                  2000
                                                                          ---------------------

Current assets
   Cash                                                                 $              296,725
   Accounts receivable
      Trade, net of allowance for uncollectible accounts
      of $178,812                                                                      436,431
   Inventories                                                                         309,749
   Prepaid expenses and other                                                          302,312
                                                                          ---------------------

          Total current assets                                                       1,345,217
                                                                          ---------------------

Property and equipment                                                               1,759,058
   Less - accumulated depreciation                                                     739,921
                                                                          ---------------------
                                                                                     1,019,137
                                                                          ---------------------

Other assets
   Deposits                                                                             54,296
   Prepaid interest                                                                     33,912
   Intangibles, net of accumulated amortization
      of $49,318                                                                       723,218
                                                                          ---------------------
                                                                                       811,426
                                                                          ---------------------




          Total assets                                                  $            3,175,780
                                                                          =====================




See notes to consolidated financial statements.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)

                      Liabilities and Stockholders' Equity



                                                                                June 30,
                                                                                  2000
                                                                          ---------------------


Current liabilities
   Accounts payable                                                                  1,397,773
   Accrued expenses                                                                    737,053
   Accrued payroll and payroll taxes                                                    21,629
   Current maturities of long-term debt
      Notes payable                                                                    158,108
      Capital leases                                                                   172,278
                                                                          ---------------------

          Total current liabilities                                                  2,486,841
                                                                          ---------------------

Long-term debt, net of current maturities
   Notes payable                                                                     1,528,501
   Capital lease obligations                                                           114,042
                                                                          ---------------------
          Total long-term debt, net of current maturities                            1,642,543
                                                                          ---------------------

          Total Liabilities                                                          4,129,384
                                                                          ---------------------

Stockholders' equity
   Common stock, par value $.0001
      Authorized 20,000,000 shares,
      6,147,104 issued and outstanding                                                     614

   Additional paid-in capital                                                       11,883,617
   Common stock subscribed                                                             (45,000)
   Prepaid stock incentives                                                           (483,334)
   Accumulated deficit                                                             (12,254,501)
   Treasury stock                                                                      (55,000)
                                                                          ---------------------

          Total stockholders' equity                                                  (953,604)
                                                                          ---------------------


          Total liabilities and stockholders' equity                    $            3,175,780
                                                                          =====================


See notes to consolidated financial statements.


                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (unaudited)


                                                      For the Three Months Ended          For the Nine Months Ended
                                                   ---------------------------------   ---------------------------------
                                                       June 30,         June 30,          June 30,          June 30,
                                                         2000             1999              2000              1999
                                                   -----------------  --------------   ----------------  ---------------

Revenue
      Sales                                      $          768,499 $     1,310,625  $       3,245,201 $      3,250,976

Less cost of sales
      Cost of sales                                         506,486         922,980          2,322,156        2,274,825
                                                   -----------------  --------------   ----------------  ---------------

      Gross profit                                          262,013         387,645            923,045          976,151

Selling, general and administrative
      expenses                                            1,193,563         624,738          5,078,350        1,810,052
                                                   -----------------  --------------   ----------------  ---------------

                     Loss from operations                  (931,550)       (237,093)        (4,155,305)        (833,901)
                                                   -----------------  --------------   ----------------  ---------------

Other income (expense)
      Interest income                                             -               -                  -            4,431
      Interest expense                                     (104,825)        (19,430)          (267,510)         (28,894)
      Loss on closure of division                                 -               -           (912,347)               -
                                                   -----------------  --------------   ----------------  ---------------
                                                    .
                     Total other income (expense)          (104,825)        (19,430)        (1,179,857)         (24,463)
                                                   -----------------  --------------   ----------------  ---------------

                     Loss before income taxes            (1,036,375)       (256,523)        (5,335,162)        (858,364)

Income taxes
      Deferred income tax benefit                                 -          51,305                  -          171,672
                                                   -----------------  --------------   ----------------  ---------------

                     Net loss                    $       (1,036,375)$      (205,218) $      (5,335,162)$       (686,692)
                                                   =================  ==============   ================  ===============


Basic loss per common share                      $            (0.32)$         (0.09) $           (1.75)$          (0.36)
                                                   =================  ==============   ================  ===============

Weighted average number of
      common shares outstanding                           3,205,273       2,174,060          3,055,136        1,893,972
                                                   =================  ==============   ================  ===============



See notes to consolidated financial statements.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Deficit
                                   (unaudited)


                                                     Common Stock
                                                  -----------------    Additional
                                                   Number of            Paid-in    Accumulated
                                                   Shares     Amount    Capital      Deficit
                                                  ---------  --------  ---------   ----------
Balance September 30, 1999                        9,433,653 $  943   $ 9,519,168   $(6,919,339)
Issuance of stock for payment of services         1,300,000    130       797,849          -
Issuance of stock for acquisition                   300,000     30       164,970          -
Restatement of par value                         (8,275,240)  (828)          828          -
Issuance of stock for payment of services           735,283     74       747,709          -
Common stock subscribed                                  -       -             -          -
Prepaid stock incentives                                 -       -             -          -
Payments associated with stockholder loan, net           -       -             -          -
Issuance of stock for cash                        2,500,000    250       499,700          -
Conversion of note payable to stock                 153,408     15       153,393
Net loss for period ended June 30, 2000                  -       -             -     (5,335,162)
                                                  ---------  ------    ---------    -----------
                                                  =========  ======    =========    ===========
Balance June 30, 2000                             6,147,104 $  614   $ 11,883,617  $(12,254,501)
                                                  =========  ======    =========    ===========




                       Prepaid            Stock
  Notes Receivable,     Stock         Subscription       Treasury
    Stockholder      Incentives        Receivable          Stock           Total
   -------------- -----------------  ---------------  ---------------  --------------
 $      (147,035)  $             -  $              - $        (55,000)$     2,398,736

               -                 -                 -                -         797,979
               -                 -                 -                -         165,000
               -                 -                 -                -               0
               -                 -                 -                -         747,783
               -                 -           (45,000)               -         (45,000)
               -          (483,334)                -                -        (483,334)
         147,035                                                    -         147,035
               -                 -                 -                -         499,950
                                                                              153,408
               -                 -                 -                -      (5,335,162)
   -------------- -----------------  ---------------  ---------------  --------------
 $             -  $       (483,334) $        (45,000)$        (55,000)$      (953,604)
   ============== =================  ===============  ===============  ==============



                                    THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        Consolidated Statements of Cash Flows
                                                     (unaudited)

                                                                                        For the Nine Months Ended
                                                                                    -----------------------------------
                                                                                       June 30,           June 30,
                                                                                         2000               1999
                                                                                    ----------------  -----------------

Cash flows from operating activities:
   Reconciliation of net loss to net cash
     used in operating activities
       Net loss                                                                 $        (5,335,162) $        (686,692)
       Adjustments to reconcile net loss to net
         cash used in operating activities
         Depreciation                                                                       126,013            125,549
         Amortization                                                                        79,601             27,562
         Write off of goodwill                                                            1,115,826                  -
         Deferred income tax benefit                                                              -           (171,672)
         Loss on closure of division                                                        912,347                  -
       Changes in assets and liabilities, net of acquisitions
         (Increase) decrease in accounts and notes receivable                                56,393             90,053
         (Increase) decrease in inventories                                                 232,184           (215,416)
         (Increase) decrease in prepaid and other assets                                   (117,801)          (727,059)
         (Increase) decrease in prepaid stock incentives                                   (483,334)                 -
         Increase (decrease) in accounts payable                                            398,812            196,969
         (Decrease) increase in accrued expenses                                            597,529            (15,415)
         Prior period adjustment                                                                  -            (39,040)
         Common stock issued for services                                                 1,545,715                  -
                                                                                    ----------------  -----------------
                Net cash used in operating activities                                      (871,877)        (1,415,161)
                                                                                    ----------------  -----------------

Cash flows from investing activities
   Capital expenditures                                                                    (195,948)           (71,160)
   Acquisitions                                                                            (215,000)        (1,396,220)
   Expenditures for patent, net                                                             (29,412)          (577,956)
                                                                                    ----------------  -----------------
                Net cash used in investing activities                                      (440,360)        (2,045,336)
                                                                                    ----------------  -----------------

Cash flows from financing activities
   Proceeds from issuance of common stock                                                   500,000          2,926,554
   Common stock issued for acquisitions                                                     165,000                  -
   Proceeds from common stock subscription                                                  (45,000)                 -
   Proceeds from issuance of notes payable & capital leases                                 530,072             92,025
   Proceeds from issuance of convertible note                                                     -          1,333,333
   Conversion of Series B preferred to common stock                                               -           (250,000)
   Issuance of common stock as payment for note payable                                     153,408
   Principal payments on notes payable & capital leases                                     (57,960)           (19,806)
   Principal advances on stockholder loan                                                         -           (137,694)
   Purchase of treasury stock                                                                     -            (55,000)
   Proceeds from payments on stockholder loan                                               303,269                  -
                                                                                    ----------------  -----------------
                Net cash provided by financing activities                                 1,548,789          3,889,412
                                                                                    ----------------  -----------------

                Net increase (decrease) in cash                                             236,552            428,915

Cash beginning                                                                               60,173             67,405
                                                                                    ----------------  -----------------

Cash ending                                                                     $           296,725  $         496,320
                                                                                    ================  =================




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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Basic loss per share calculations

The computation of net earnings (loss) per common share has been based upon the weighted average number of shares of outstanding common stock, which for the three month periods ended June 30, 2000 and June 30, 1999 was 3,205,273 and 8,696,238, respectively. For the nine month periods ended June 30, 2000 and June 30, 1999 the weighted average number of shares outstanding was 3,055,136 and 7,575,889, respectively.

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

On May 25, 2000 the board of directors authorized the issuance of 2,500,000 shares of common stock to PAMG, LLC. in exchange for $500,000 in cash.

In April 2000, the Company effected a one-for-four reverse stock split. All references to the number of common shares and per common share amounts have been restated to reflect the reverse stock split.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)
                                   (Unaudited)



Note 4 - Contingencies

On June 10, 1999, the Company and Innovation Associates, Inc. ("IA") reached an agreement to settle litigation that was commenced by IA for trade secrets misappropriation among other matters. As part of the settlement, the Company agreed to license certain patents relating to microspheres that are owned by IA. Consideration for such license was the payment of $25,000 and the issuance of $500,000 worth of the Company's common stock that was legended. A requirement with the issuance of this common stock was that registration of these securities occur within 180 days of the signing of the agreement. The Company did not register these shares within the prescribed period and is obligated to issue additional shares of common stock having a value of $125,000. The Company issued 29,412 shares of common stock to satisfy this payment obligation. The Company plans to utilize the IA patents to strengthen its patent position in this area.

On February 4, 1999, a complaint was filed in the United States District Court, Middle District of Florida by Mr. Russell Haraburda and Eden Group, Inc. against John Pidorenko, the Company's then president, and the Company for monies purportedly due for arranging financing for the Company prior to its IPO in March of 1997. The Company does not believe any monies are due Mr. Haraburda or his firm. In addition, the Company has been assigned two promissory notes of the Eden Group, Inc. that are unpaid. The Company will vigorously challenge any demand for payment by Mr. Haraburda and will seek full payment under its promissory notes from the Eden Group. A trial in the fall of 2000 is anticipated.

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

On March 2, 1998, the Company acquired the assets of Ladehoff Paints, Inc., a paint manufacturer and distributor located in Mesa. Arizona. The total purchase price was $115,000. This acquisition was classified as a purchase transaction. This facility was subsequently closed during August of 1999.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES


On October 15, 1998, the Company agreed to acquire T-Coast Pavers/Sealco Systems, Inc., which had annual revenues of about $2 million. ThermaCell acquired these associated businesses effective December 1, 1998 for 300,000 shares of its common stock valued at $300,000 and an employment agreement with its founder and key executive, with a payment of an additional 300,000 shares over the three year employment period. This company provides paver installation and driveway sealant and coating services primarily to contractors in Southeast Florida.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared to three months ended June 30, 2000

Total consolidated revenue for the three months ended June 30, 2000 was $768,499 compared to $1,310,625 for the same period of 1999, which represents a decrease of $542,126, or 41%. This decrease was primarily attributed to the closure of the American Paints facility in Pompano Beach, Florida. This facility was close to reduce operating losses. Former customers of American Paints are being supplied by the Atlas Chemical facility in Miami.

Gross profit margins were 34.1% and 29.6%, respectively, for the three-month period ended June 30, 2000, as compared to the prior period ended June 30, 1999. This increase is the result of a change in the mix of paint and coatings products sold by the Company, and in part, by higher contribution margin from the Atlas Chemicals operation.

 For the three months ended June 30, 2000, total selling, general and administrative expenses were $1,193,563 as compared to $624,738 for the same period of the previous year, an increase of $568,825 or 91%. This increase is the result of costs incurred in closing the American Paints operation and costs associated with the development of the microsphere manufacturing facility in Daytona Beach. Higher technical personnel costs, including stock incentive arrangements, have contributed to the substantial increase. Management believes that this endeavor will benefit the Company over the long term and will provide a substantial economic return.

The Company experienced a loss from operations of $931,550 for the three-month period ended June 30, 2000 as compared to a loss of $237,093 for the same prior year period. This increase in the operating loss over that of the preceding year period reflects the lower revenue from the Company's closing of the American Paints operation and the higher S. G & A expense which included personnel costs associated with preparing the Daytona facility for microsphere production. Management anticipates that future levels of sales and lower future S, G & A expenses will result in improvement in operating performances and eventually profitable operations.

During the period ended June 30, 2000 interest expense increased to $104,825 compared to $19,430 in the year ago period ended June 30, 1999, an increase of $85,395. The increase is attributable to the convertible subordinated debt issue that the Company received during the fiscal year ended September 30, 1999. A conversion into common stock of $100,000 of principal was elected during the present quarter ended June 30, 2000.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES


There was provision for income tax benefit for the present quarter ended June 30, 2000 as there was in the prior year ago period of $51,305.

The basic loss and basic loss per share were $1,036,375 and $0.32 per share respectively, for the three months ended June 30, 2000 as compared to a basic loss and basic loss per share of $205,218 and $.09 respectively, for the same period in 1999. This loss represents a 405% increase over the basic loss experienced in the year ago quarter. The loss per share for the period also increased 255% over the year ago period. The weighted average shares outstanding for the quarter ended June 30, 2000 was 3,205,273 as compared to 2,174,060 for the preceding year quarter ended June 30, 1999. The Company had a four shares for one share reverse split that was effective on April 14, 2000.

With the Company's recent management changes, a continuing effort has been undertaken to focus in the recent quarter ended June 30, 2000, on increasing the production volume of paint and coating manufacture in the Atlas Chemicals' Miami production facility. Presently, all paints are now manufactured at that Miami location. In addition, management has completed a reduction in the number of stock keeping units of paint and coating products and is focusing on more efficiently producing significant paint and coating products. The Miami facility is not presently profitable, but once that facility is profitable, management will seek to aggressively market its paint and coatings products to a larger customer base while maintaining an emphasis on profitability. This strategy will be to expand within Florida markets and then the Sunbelt Region of the United States. Management continues to be optimistic about the benefits of its near-term strategy.

Nine months ended June 30, 2000 compared to nine months ended June 30, 1999

Total revenue for the nine months ended June 30, 2000 was $3,245,201 compared to $3,250,976 for the same period of 1999, which represents a decrease of $5,775, or 2.8%. This decrease was primarily the result of the closing of the American Paints facility. This closing was made to curtail losses that were being incurred at that location.

Gross profit margins were 28% and 30%, respectively, for the nine-month period ending June 30, 2000 as compared to the prior period ending June 30, 1999. This decrease is the result of a change in the mix of paint and coatings products sold by the Company, and in part, by lower contribution margin from the America Paints and T-Coast acquisitions. T-Coast has traditionally had gross profit margins in the 16% range.

For  the  nine  months  ended  June  30,  2000,   total  selling,   general  and
administrative expenses were $5,078,350 as compared to $1,810,052 for the same period of the previous year, an increase of approximately $3,268,298, or 181%. This substantial increase is the result of the write-off of goodwill related to all of the company's previous acquisitions amounting to $1,115,826, together with the severance compensation with the company's former president, in the amount of $600,000, and compensation and fees paid in the company's common stock to employees, consultants, and directors in the total amount of $467,500. Management anticipates that future S, G & A expenses as a percentage of sales will be at lower levels than has been historically experienced by the company by its present actions. By controlling its S G & A expenses, management expects to improve future operating performance.

The company accounts for its long-lived assets in accordance with the Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement No. 121"). The company reviews for impairment of long-lived assets and goodwill related to those assets to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the recent second quarter of this Fiscal Year, management identified impairments of its goodwill value for its prior acquisitions. It was determined by present management that to be in compliance with FASB121 that mandates the continual valuation review of the company's assets that it was prudent for the company to completely reduce the goodwill carry values because of the substantial doubts of the company continuing as a going concern. This was done in the second quarter of this fiscal year.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES


The Company experienced a loss from operations of $4,155,305 for the nine month period ending June 30, 2000 as compared to a loss of $833,901 for the same prior year period that amounted to a $3,321,404 loss increase, or 398%. This loss is attributed to the higher level of S G & A expense including the write-down of goodwill for the nine-month period ended June 30, 2000 as compared to the prior year's nine-month period.

During the nine-month period ended June 30, 2000 interest expense increased to $267,510 compared to $28,894 in the year ago nine-month period ended June 30, 1999, an increase of $238,616. The increase is attributable to the convertible subordinated debt issue that the Company received during the fiscal year ended September 30, 1999. In the prior period ended June 30, 1999, the company had interest income in the amount of $4,431. There was not any interest income in the current period.

Based upon management's current estimates of future taxable income, management has determined that a valuation allowance of one hundred percent (100%) is appropriate during the current nine-month period ended June 30, 2000. In the prior year ago nine-month period, a fifty percent valuation allowance was used to represent that portion of deferred taxes that may be realized in the future. This allowance amounted to $51,305.

The basic loss was $5,335,162 for the nine-months ended June 30, 2000 as compared to a net loss of $686,692 for the same period in 1999. This represented an increase in the loss of $4,648,470 for this period as compared to the year before nine-month period ended June 30, 1999. The basic loss per share was $1.75 for the nine-months ended June 30, 2000 as compared to a $0.36 per share for the same nine-months period in 1999. There is not a diluted loss per share presentation as it would be anti-dilutive for both these periods.

This current nine-month period loss per share was higher even though there is a dilutive effect with more common shares outstanding. During these two comparable periods, the weighted average shares outstanding increased from 1,893,972 to 3,055,136, or 61%. This increase is primarily attributed to the conversion of preferred stock held by the Company's former president into common stock. The conversion permitted that officer to repay the Company for advances and loans that he had previously taken and thereby provide working capital for the Company.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has largely funded its operations and its product development activities with funds provided by issuing securities and from borrowings. During the nine-months ended June 30, 2000, the Company received $455,000 from the issuance of common stock, $530,072 from borrowings and $303,269 of proceeds from the repayment of stockholder loans. This represented approximately 83% of the $1,548,789 of net cash provided by financing activities.

Net cash used in operating activities for the nine-months ended June 30, 2000 was $871,877 compared to net cash used of $1,415,161 for the nine-months ended June 30, 1999. This decrease in cash used by operating activities is despite the higher net loss that was offset by the write-off of goodwill of $1,115,826, the loss on closure of a division in the amount of $912,347, and the issuance of common stock in the amount of $1,545,715 for services.

Cash used in investing activities for the nine-months ended June 30, 2000 and 1999 were $440,360 and $2,045,336, respectively. The principal use of funds in the nine-month period ended June 30, 2000 was the acquisition of Silabs Inc. for $215,000 and the expenditure of $195,948 for fixed assets. Capital expenditures for the recent period increased to $195,948 from $71,160 over the prior year's period. There were two acquisitions amounting to $1,396,220 in the year ago period as compared to one for $215,000 in the present period.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES


Cash provided by financing activities for the nine-months ended June 30, 2000 was $1,548,789 as compared to $3,889,412 for the nine-months ended June 30, 1999. During the nine-months ended June 30, 2000, the Company received $455,000 from the issuance of common stock, $530,072 from borrowings and $303,269 of proceeds from the repayment of stockholder loans. This represented approximately 83% of the $1,548,789 of net cash provided by financing activities. The year ago period included $2,926,554 from the issuance of common stock together with $1,333,333 from the issuance of a convertible notes.

As of June 30, 2000, the Company had net working capital deficit of $1,141,624 and a current working capital ratio of 0.54. Management has completed the first tranche of its equity funding with PAMG, LLC. Within this funding, the Company issued 2,500,000 shares of common stock for $500,000. This shares bear a restrictive legend. Management expects to complete the second tranche of this funding within the next few weeks. This funding will improve it net working capital position. The total equity infusion is expected to be for $1,000,000. The Company is not presently profitable and continues to fund itself from the proceeds of securities placements. Once the Company achieves profitability, it will then be in a position to fund itself on an operating basis.

Management believes that additional capital will be needed to fund its present plan to manufacture its microshell technology products, as well as, new paint and coating products. Management is optimistic that such funds will be available from investment or financing sources to provide for this expansion plan. Should funds not be readily available, management intends to defer capital expenditures until a later time when appropriate funding can be arranged. The Company is in need of additional funding to provide for its working capital requirements over the next nine-months to supplement the $1,000,000 funding with PAMG, LLC. Should such funding not be available, the Company would have to further curtail its present operations to achieve breakeven operations.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                  -----------------

On June 10, 1999, the Company and Innovation Associates, Inc. ("IA") reached an agreement to settle litigation that was commenced by IA for trade secrets misappropriation among other matters. As part of the settlement, the Company agreed to license certain patents relating to microspheres that are owned by IA. Consideration for such license was the payment of $25,000 and the issuance of $500,000 worth of the Company's common stock that was legended. A requirement with the issuance of this common stock was that registration of these securities occur within 180 days of the signing date of the agreement. The Company did not register these shares within the prescribed period and is obligated to issue additional shares of common stock having a value of $125,000. The Company issued 29,412 shares of common stock to satisfy this payment obligation. The Company plans to utilize the IA patents to strengthen its patent position in this area.

On February 4, 1999, a complaint was filed in the United States District Court, Middle District of Florida by Mr. Russell Haraburda and Eden Group, Inc. against John Pidorenko, the Company's then president, and the Company for monies purportedly due for arranging financing for the Company prior to its IPO in March of 1997. The Company does not believe any monies are due Mr. Haraburda or his firm. In addition, the Company has been assigned two promissory notes of the Eden Group, Inc. that are unpaid. The Company will vigorously challenge any demand for payment by Mr. Haraburda and will seek full payment under its promissory notes from the Eden Group. A trial in the Fall of 2000 is anticipated.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES


Item 5.           Other Information
                  -----------------

         On March 29, 2000 the board of directors authorized a 1-for-4 reverse stock split effective April 14, 2000.


Item 6.           Exhibits and reports on Form 8K
                  -------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ThermaCell Technologies, Inc.


Dated    8/25/2000                           /s/ Peter Thomas
                                             ---------------------------
                                             Peter Thomas
                                             President