Form 10KSB
period 2000-09-30
THERMACELL TECHNOLOGIES INC
filed 2001-05-23
CIK 1002360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the year ended  September  30, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21279


                          THERMACELL TECHNOLOGIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                  59-3223708
            -------                                  ----------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

   440 Fentress Blvd., Daytona Beach                          32115
   ----------------------------------                         -----
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

[  ] Yes  [  X  ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State  issuer's   revenues  for  its  most  recent   reporting   period  (Fiscal
year)........$1,872,017.

Aggregate market value of the voting stock held by non-affiliates of the registrant at May 15, 2001 was $1,184,000. The bid price of the common stock at that date was $0.08.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's stockholders to be held on September 15, 2001 are incorporated by reference into part III of this Form.

                          THERMACELL TECHNOLOGIES, INC.

                               FORM 10-KSB - Index
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

        PART I                                                             Page
                                                                           ----
        Item 1.     Business                                                1.

        Item 2.     Properties                                              7.

        Item 3.     Legal Proceedings                                       7.

        Item 4.     Submission of Matters to a Vote of Security Holders     8.

        PART II

        Item 5.     Market of the Registrant's Securities and
                     Related Stockholder Matters                            8.

        Item 6      Management's Discussion and Analysis of
                     Financial Condition
                     and Results of Operations                             11.

        Item 8.     Consolidated Financial Statements
                     and Supplementary Data                                15.

        Item 9.     Changes in and Disagreements with
                     Accountants on Accounting
                     and Financial Disclosures                             14.

        PART III

        Item 10.     Directors and Executive Officers of the Registrant    15.

        Item 11.     Executive Compensation                                15.

        Item 12.     Security Ownership of Certain Beneficial Owners
                      and Management                                       15.

        Item 13.     Certain Relationships and Related Transactions        15.

        Item 14.     Exhibits, Consolidated Financial Statements,
                      Schedules and Reports on Form 8-K                    15.

        Signatures                                                         18.

This Form 10-KSB  contains  forward  looking  statements,  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events and the future performance of the Company involve risks and uncertainties which may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. The words "anticipated," "believe," "expect," "plan,"
"intend," "seek," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures and future net cash flow. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated, consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

We were incorporated in Florida in August 1993, for the purpose of developing, manufacturing, and marketing insulating materials and coatings using partially evacuated glass microspheres (sometimes referred to as "shells"). The process of evacuation removes air and other gases from the sphere and thereby creates a vacuum. A shell is a very small glass sphere (generally the size of a grain of salt) made by crushing glass particles. The insertion of shells into various materials and products ("shell technology") can substantially improve the thermal resistive characteristics of such materials and products resulting in improved insulation ("R") values. The more a shell is evacuated, the higher the thermal resistive characteristics of the product or material to which the shells are added.

Our management believes that there is a broad range of applications for introduction in products of evacuated or partially evacuated shells, the effect of which is improved energy efficiency of such products because of the inherent insulating characteristics provided by the glass spheres. Our strategy is to commercially exploit the use of its shell technology to improve the "R" values of a number of products. In fiscal year 1995, we completed the development of our first product line that consisted of paints and coatings containing shells in order to reduce heat transmission and improve the insulation values of the products. The products are marketed under the ThermaCool(TM) label. There has been little sales activities to promote this product since its introduction due to financial limitation.

On November 30, 1995, we acquired the assets of C.F. Darling Paint & Chemicals, Inc., a paint manufacturing company, located in New Port Richey, Florida ("Darling Paint") for approximately $250,000. in cash. We also assumed the real estate lease for the Darling Paint facility and acquired those assets to have a facility to produce and develop paints and coatings for its ThermaCool(TM) product line which incorporates its shell technology. Prior to this acquisition, we purchased paints and coatings from independent paint and coating manufacturers.

On March 19, 1997, we successfully completed a public offering for 1,375,000 Units, with each Unit consisting of one share of Common Stock, $.0001 par value, and one Series A Redeemable Common Stock Purchase Warrant, at a price of $4.00 per Unit. In addition, the underwriter exercised its over-allotment purchase option and purchased 206,250 additional Units at the initial per Unit public offering price, less the underwriting discounts and commissions.

On July 28, 1997, we acquired all the outstanding common stock, representing 100% ownership of Atlas Chemical Co., a paint manufacturer and distributor, located in Miami, Florida. The Company acquired this firm so that it would have a larger manufacturing facility to both expand production of paints and coatings and to obtain an established marketing and distribution channel which included major accounts such as Ace Hardware, Lowes, and others. This facility was closed on November 24, 2000 because of the lack of funds to maintain the operation. All personnel were terminated on that date.

We acquired T-Coast Pavers/Sealco Systems, Inc. on December 1, 1998 for 300,000 shares of its common stock, then valued at $300,000 and an employment agreement with its founder and key executive for the payment of an additional 300,000 shares over the three year employment period. This company provides paver installation and driveway sealant and coating services primarily to contractors in Southeast Florida.

On December 1, 1998, we acquired American Paints, Inc., a Pompano Beach, Florida paint manufacturer and distributor for 572,000 common shares. American Paints' operations were consolidated into the Company's Atlas manufacturing facility to reduce duplicate costs in April 2000.

We have sustained significant operating losses since its inception. Management's strategy of expanding the ThermaCool(TM) product line, developing a commercially viable manufacturing process for shells, and expansion into new markets for its shell technology may result in the Company incurring additional losses due to the costs associated with these strategies. Our management expects to incur losses until it is able to increase its sales, expand its product line and increase its distribution capabilities to a sufficient revenue level to offset ongoing operating and expansion costs. The closing of the Atlas Chemical operations may further delay any plan to to achieve profitability.

Our management's long-term business strategy is to (i) expand the marketing and distribution of ThermaCool(TM) paints and coatings (ii) develop and manufacture the Company's own shells and (iii) expand the shell technology to other products, such as drywall, gypsum board, home siding materials and space foam insulation. Other markets in which the Company may utilize its technology include refrigeration and cooling systems, automotive and transportation applications and cups and thermoses. There is no assurance that the Company will continue to be successful in penetrating the market with its ThermaCool(TM) product line, developing commercially viable manufacturing techniques, or addressing other markets.

BUSINESS STRATEGY

Our business strategy is to become profitable by commercially exploiting its shell technologies along with the manufacture and distribution of conventional paint and coating products. An important element in the Company's past strategy incorporated acquisitions within the paint industry of paint manufacturers and distributors. That strategy has been abandoned because of financial constraints. One of our current objective will continue to be to establish a distribution channel to market ThermaCool(TM) coatings. We will not have other products that may be complementary established paint and coating products. The Company's business strategy is dependent upon the successful implementation of the following:


(i)  Re-start  the  marketing  and  distribution  of  ThermaCool(TM)paints   and
     coatings.

The use of shells in paints and coatings is the first attempt to commercially apply its shell technology. Although the ultimate objective is to commercially exploit fully evacuated shells in a variety of products, management believes that the use of partially evacuated shells properly combined with paints and coatings can improve the insulating properties of these products. Management believes that the closing of Atlas Chemical Co. will further delay the marketing of ThermaCool(TM) paint and coating products.

The first ThermaCool(TM) product is a roof coating material that incorporates the partially evacuated shells into a roof coating mixture. This product can be used to coat new roofs as well as existing tiles, shingles and flat roofs and can be applied by manufacturers of concrete and ceramic tiles. We will also market a ThermaCool(TM) exterior wall coating that can reduce emissivity and thermal conductivity.

Coatings are characterized as protective barriers that can be applied to various surfaces for protection from the elements. Paint is characterized as a product to change the color of a particular surface. By this definition, some paints may be classified as coatings, such as a semi-gloss enamel, while flat wall paint would not. The basic difference between a roof and a wall coating is the viscosity or thickness of the product. A roof, being less vertical than a wall, can accept a thicker coating without the product running or sagging. A thicker coat for a roof is preferable because of its exposure to the elements. The application of shell technology to our products is limited to the ThermaCool(TM) roof and exterior wall coatings where the insulative and energy efficiency characteristics of the product are most beneficial.


We have filed for patent protection for microshell technology based products. There is no assurance that the Company will be able to develop products other than roof and exterior wall coatings utilizing its ThermaCool(TM) process.

(ii) Develop and manufacture the Company's own shells.

We have applied for a patent involving the production of insulating shells in a manner to enable the evacuation of gases or the addition of low conductive gas into the shells. Such evacuation results in lower gas pressure or gases within the shells that can reduce thermal conductivity, thus providing improved insulating qualities. The manufacturing process involves the formation of water vapor in the shells and then the subsequent evacuation of the shells by heating the shells. This process causes out-permeation of the water vapor. Other patents have been granted us relating to various processes to evacuate glass shells.

To the best of management's knowledge, no one has been able to develop a commercially viable process for the production of fully evacuated glass shells, due to, among other factors, manufacturing and technical restraints. Currently, there are three large multinational companies that manufacture shells. The essential difference between the manufacturing process for partially evacuated shells, as compared to substantially or fully evacuated shells, is the technique employed to evacuate gases from the shells which improve its thermal conductivity or insulating value. Our plans to market non-evacuated shells for several uses will compete directly with others in this market. We plan to have non-evacuated shells available to also sell in the general market because not all shells during the manufacturing process will be evacuated. These non-evacuated shells will be separated and sold for general use as fillers, but will be produced at a substantially reduced cost.

Our present Daytona facilities and equipment can be used to manufacture partially evacuated shells. To-date we have manufactured pilot plant quantities of microshells but have not made commercial quantities.

(iii) Expand the shell technology to other products.

We believe the potential exists to commercially exploit other markets suitable for the Company's shell technologies. These include aroma therapy applications and construction components such as drywall, gypsum board, home siding materials and space foam insulation as potential markets. Other potential markets include refrigeration and cooling systems, automotive and transportation applications, and cups and thermoses. There is no assurance that we will be able to attract capital to manufacture our products or successfully penetrate any markets. We will only be able to implement this strategy if we are able to economically manufacture highly or partially evacuated shells.

SHELL TECHNOLOGY

We have also acquired rights to certain patent applications relating to evacuated shells. The first involves a technique for manufacturing insulating shells in a manner that enables the evacuation of retained gases within the shells. This evacuation results in low gas pressure within the shell that can reduce the thermal conductivity, thus improving insulation qualities. Evacuated shells are capable of forming vacuums that limit heat transfer.

The use of evacuated glass shells as an important component of improved insulation and the use of a reflective layer within or outside of the shells has also been referred to in prior patents. Our patent application describes a procedure which uses water vapor and heat, combined with the introduction of certain gases, to cause the evacuation or substantial evacuation of the gases contained in the interior of the shells.

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

Although management believes that patent protection is available for these inventions, there is no assurance that such patents will be granted. Management believes that the processes described in the patent applications are based upon sound scientific principles, and the machinery and equipment are available to implement the production techniques necessary to manufacture evacuated shells on a commercial basis, there is no assurance we will be able to economically and profitably manufacture evacuated shells or otherwise exploit these inventions. The ThermaCool(TM) product line does not rely upon these inventions because ThermaCool(TM) paint and coatings use partially, rather than fully or substantially, evacuated shells.

MANUFACTURING FACILITIES AND TECHNIQUES

Management has acquired machinery, tooling, a high temperature furnace and other items necessary to manufacture evacuated shells at its Daytona, Florida location. Production of quantities of shells sufficient for the Company's immediate needs is now anticipated during fiscal year 2001. A more substantial facility will need to be built to provide shells in quantities greater than 1,500,000 pounds annually. Internal cost estimates, prepared by management, indicate that the Company will require at least $150,000 to complete the initial Daytona shell manufacturing facility that would provide commercial quantities of shells to outside parties as a separate business endeavor.

The basic process for manufacturing glass shells involves heating glass and then partially drying and crushing the glass composition. The glass composition is then size separated for different applications. Glass shells are then formed and blown at high temperatures with the use of heat in a vertical furnace. The completed glass shells are then separated from the shell residue. Other types of glass microspheres have also been developed by the Company.

Management is aware of three other companies that currently manufacture glass shells. These glass shells are primarily used as filler material for plastics and ceramics. The non-evacuated glass shells are used because they provide an improved "ball bearing" effect for better flow, and as a low cost filler material in compounding. The manufacturing techniques proposed by us would be similar to those currently utilized to manufacture shells, except that we would also employ procedures which evacuate or substantially evacuate the shells in the final stages of the production process.

The Company had produced its ThermaCool(TM) product line at its Atlas Chemical Miami facility until is was closed. The Company no longer produces and sells paint and coating products.



COMPETITION

ThermaCool(TM) products compete in the special purpose coatings market that is an extremely competitive market principally composed of large multinational companies that have significantly greater assets, working capital, and marketing personnel than the Company. Special purpose coatings are similar to architectural coatings such as normal house paints, but differ in that they are formulated for special applications or environmental conditions, such as extreme temperatures, chemicals, or corrosive conditions.

Major producers of special purpose coatings include PPG Industries, DuPont, Sherwin-Williams, RPM, Inc., Inmont, Courtaulds, PLC, Glidden, Azkon.V., and Valspar Corp. The U.S. Bureau of Census valued the special purpose coatings market at approximately $3 billion in 1995. The roofing, coating and industrial construction coating market segment represents approximately 15% of the total "special purpose coatings" market, or 28 million gallons valued at approximately $450,000,000.

We believe that the primary competitive factors in the special coatings product segment are quality, ease of use, service, warranty, availability, and price. The cost per gallon of ThermaCool(TM) is at the high end of the price spectrum for paints and coatings ($17.00 to $25.00 per gallon). Although management believes that the improved insulating characteristics of ThermaCool(TM) add significant value and justify the higher cost, there is no assurance that the Company's products will be accepted because of the higher cost.

The Company's current supply sources of shells could become competitors. The Company expects that if its products become successful, competitors will be more likely to develop and introduce into the market place comparable products and technologies. There is no assurance that the Company will be able to compete in the special purpose coatings or other similar markets.



MARKETING AND DISTRIBUTION

The Company intends to market its ThermaCool(TM) products to roofers, painters, distributors and manufacturers of special purpose coatings. The Company's initial target markets include industrial and residential construction, maintenance, storage tanks, and roof coatings. The Company intends to place advertisements in trade journals for the plastics, glass and construction industries. In addition, the Company intends to participate in trade shows and intends to aggressively promote the energy saving characteristics of its ThermaCool(TM) product lines.

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

The Company plans to market directly to several specialty industries such as the RV motor home industry and manufactured housing industry. The Company has targeted chains such as Home Depot as a point of sale distribution outlet. The Company believes that viable business opportunities for franchising and distribution relationships with existing painting and coating contractors are additional marketing and distribution strategies that can expand the sale of the Company's products. The Company also believes that its products may be distributed through private label arrangements with other distributors. There is no assurance that any of these marketing or distribution strategies will be successful.

PRODUCT LIABILITY INSURANCE AND WARRANTIES

The Company does not currently have product liability insurance in force. These policies lapsed for non-payment of premiums.

Our business provided warranties for its products as follows: (1) All ThermaCool(TM) products have eight year warranties; (2) #44000 Acrylic House Paint has a nine year warranty; (3) #4000 Acrylic House Paint has a seven year warranty; (4) #2400 Acrylic Latex House Paint has a five year warranty; (5) #2200 100% Vinyl Acrylic House Paint has a five year warranty. All remedies as to warranty failures require only replacement for these products. Other Atlas Chemical products had warranties for varying periods of five to twenty years. Such warranties provide for replacement of defective product with new product of equivalent price. With the closing of Atlas Chemicals the costs of liabilities for warranties are uncertain.


EMPLOYEES

As of September 30, 2000, the Company had nine employees, of whom four are salaried and the balance are paid hourly. Of these employees, six are located at the Daytona, Florida facility, three are located at T-Coast Pavers in Stuart, Florida. We consider our relations with its employees to be good. The Company's Sealco/Tcoast business utilizes the services of a Professional Employee Organization ("PEO") to provide services in its operation.


ITEM 2.  PROPERTIES.

The Company currently leases and occupies 12,320 sq. ft. of space at 440 Fentress Blvd., Daytona Beach, Florida where it maintains its corporate offices and where it is developing initial production facilities for its evacuated shells. This lease expires October 31, 2004. Lease payments are $5,713.40 monthly. The facility consists of approximately 2,500 square feet of office space with the balance being used for warehousing and manufacturing.


ITEM 3.  LEGAL PROCEEDINGS.

On October 4, 2000, a judgment was rendered by the United States District Court Middle District of Florida in a trial regarding claims made by Mr. Russell Haraburda and Eden Group, Inc. against John Pidorenko, the Company's former president, and the Company for monies purportedly due for arranging financing for the Company prior to its IPO in March of 1997. The judgment concluded that no monies or other consideration was due Mr. Haraburda or Eden Group. The Company's claims regarding two promissory notes of the Eden Group, Inc., Mr. Haraburda's firm, that are unpaid were also denied. Subsequently, Mr. Russell Haraburda and Eden Group, Inc. appealed the decision to the United State Court of Appeals for the Eleventh Circuit. The company also appealed the decision regarding the obligations of Eden Group, Inc. under the promissory notes. No decision has been rendered as of the date of this filing.

The company is involved in several lawsuits for obligation outstanding with vendors, leasing company, and certain professionals for services provided. There are default judgments that have been granted because the company has not had the financial resources to appropriately defend itself as representation was declined or withdrawn. It is uncertain whether the company will in the future be able to pay these obligations. If unable to do so, then the company will likely seek to protect its remaining assets and seek to liquidate its business in utilizing the provisions of the Federal Bankruptcy Courts. The ability to raise additional capital is highly uncertain at this time. Should such funding not be available, than the company will have no choice but to seek either reorganization or liquidation utilizing the Bankruptcy statutes.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II


ITEM 5. COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

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

Our common stock and warrants were listed and traded on NASDAQ under the symbols VCLL and VCLLW, respectively, until February 23, 2000 at which time they were de-listed for non-compliance. Subsequently, our securities were listed on the NASD BB:OTC until February 23, 2001 at which time they were removed and thereafter listed in the Pink Sheets. The following table sets forth, for the periods indicated, the range of high bid and low bid closing quotations for the securities during the last two years. The tables reflect the 1 for 4 reverse split that occurred in March 2000. These quotations are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not represent actual trades.

                              Common                  Redeemable
                              Stock                   Warrants
-------------------------------------------------------------------------------
                           Bid                        Bid
2000 Fiscal Year       High   Low   Closing       High   Low   Closing
-------------------------------------------------------------------------------

First quarter         2 3/8  1 7/8  3 3/16       11/16   3/32   5/16
Second quarter        5 3/4  1 5/8  1 5/8         9/16   1/8    5/16
Third quarter         3       9/16  1 3/4         1/2    7/32   9/32
Fourth quarter        1 3/4   5/8     5/8         1/4    1/32   5/32

 -------------------------------------------------------------------------------
                           Bid                        Bid
1999 Fiscal Year       High   Low   Closing       High   Low   Closing
-------------------------------------------------------------------------------

First quarter         9 1/2  5      5 1/2         11/16   3/32   5/16
Second quarter        6 1/2  2 1/2  5 1/4          9/16   1/8    5/16
Third quarter         4 5/8  3 3/4  3 1/4          1/2    7/32   9/32
Fourth quarter        7 3/8  2      2 3/4          1/4    1/32   5/32

As of September 30, 2000, there were approximately 135 holders of record for common stock and 5 holders of record of the warrants. However, the Company' management believes that 300 of its customers beneficially own the Company's Common Stock as of April 30, 2001.


EXPIRATION OF WARRANTS AND UNDERWRITTER'S OPTIONS

In connection with the public offering, the Company sold to the Underwriter Options to purchase 137,500 Units of the Company's securities, identical to the Units publicly sold, at an exercise price of 165% of the public offering price. The Underwriters' Units were exercisable at a price per Unit of $6.00 subject to certain adjustments. They expired on March 12, 2001 along with warrants to purchase 392,192 shares of common stock. The exercise price of these warrants after a reverse stock split was $24.00 per share.


DIVIDEND POLICY

The Company has not paid any dividends on its common stock and does not intend to pay cash dividends on its common stock in the forseeable future. The Company intends to follow a policy of retaining earnings, if any, to finance the development and expansion of its business.

TRANSFER AGENT AND WARRANT AGENT

Continental Stock Transfer & Trust Company of New York, New York acts as the Company's Transfer Agent and Warrant Agent.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Form 10-KSB  contains  forward  looking  statements,  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events and the future performance of the Company involve risks and uncertainties which may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. The words "anticipated," "believe," "expect," "plan,"
"intend," "seek," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures and future net cash flow. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

GENERAL

The Company was a developmental stage enterprise during its initial three years of operation for the fiscal years through September 30, 1997. During this development stage period, management devoted the majority of its efforts to research and development, financing, marketing and activities related to starting up production of its proprietary technology. These activities were funded by investments from stockholders and borrowings from unrelated third parties. Since fiscal year 1998, the Company has been an operating stage enterprise based upon the several acquisitions that were completed. With acquisitions, particularly Atlas Chemical, we evolved from the development stage to an operating enterprise whose principal line of business was the sale of paints and coatings within the paint industry. With the closing of Atlas Chemical during November 2000, the Company is not presently manufacturing any paint or coating products. Furthermore, the Company's ThermaCool(TM) coating is not presently being manufactured.

We have not been able to generate sufficient revenues during our operating history to fund our ongoing operating expenses or our continuing product development activities. The successful IPO completed in March 1997 allowed the Company to repay its then outstanding indebtedness and provided working capital. In fiscal year 1994, the Company completed the development of its first product line. The Company has sustained significant operating losses since its inception resulting in an accumulated deficit of approximately $13,379,113 at September 30, 2000.

We have sustained significant operating losses since its inception. Management's restructuring strategy of developing a commercially viable manufacturing process for microshells and expansion into markets for its shell technology may result in the Company incurring additional losses due to the costs associated with these strategies. The Company expects to incur losses until it is able to increase its sales, expand its product lines, and increase its distribution capabilities to a sufficient revenue level to offset ongoing operating and expansion costs.

Management's previous strategies of expanding the ThermaCool(TM) product line, developing a commercially viable manufacturing process for shells, and expansion into new markets for its shell technology would have resulted in substantial additional losses due to the costs associated with these strategies.

We will continue to incur losses until it is able to increase sales, expand its product lines, and increase its distribution capabilities sufficiently to offset ongoing operating and expansion costs.


RESULTS OF OPERATIONS
FISCAL YEAR 2000 COMPARED TO FISCAL PERIOD 1999

Revenues

Total revenues for the year ended September 30, 2000, were $1,872,017 compared to $1,519,447 for the same fiscal period ending of 1999, which represented an increase of $352,570, or 23%. The increase was a result of the sales of Sealco/T-Coast Pavers that was acquired during December of 1998 and contributed to the operating results for only 10 months in the fiscal year ended 1999.

Cost of Sales

Cost of sales for the fiscal year ended September 30, 2000, increased 41% to $1,609,878 from $1,141,547 in the fiscal 1999. Cost of sales as a percentage of sales increased to 86% from 75% for 2000 over 1999. This increase is attributed to higher cost of sales of its sealing and paving operation experienced during more recent fiscal year. Consequently, the gross profit margin decreased to 14% for fiscal year 2000 from 24.9% for the prior fiscal year.

Selling, General and Administrative Expenses

For  the  year  ended   September  30,  2000,   total  selling,   general,   and
administrative expenses were $3,234,327 as compared to $2,086,073 for the previous fiscal, an increase of $1,148,254, or 55%. The increase was largely due to additional expenses for professional and consulting fees paid during the recent fiscal year which payments included the issuance of common stock instead of cash compensation.

In October of 1999, the Company relocated its corporate offices to 440 Fentress Blvd., Daytona Beach, Florida from its former location in Sarasota, Florida.

Interest Expense

Interest expense increased 24%, or $63,091 to $330,222 for the fiscal year ended September 30, 2000 from $267,131 in the previous fiscal year ended September 30, 1999. The increase in interest charges are attributed to higher indebtedness as the company expanded operations at the new Daytona facility.

Loss on Discontinued Operations

During fiscal year ended September 30, 2000, the company closed its Atlas Chemicals operation in Miami, Florida because of the lack of working capital. This closing resulted in a charge of $2,848,852. There was a charge of $86,944 in the prior fiscal year for the closing of a specific operation within the paint division.

Net Loss

The net loss and the net loss per share were $6,459,744 and $1.68 respectively, for the year ended September 30, 2000, as compared to a net loss and net loss per share of $3,677,068 and $1.85, respectively, for the fiscal year ending September 30, 1999. The increase in loss is, in part, attributed to the Company's higher level of selling, general and administrative costs over the prior year and the charge for discontinued operations in the current year while, in the previous year, the company benefited from deferred income tax expense of $795,309. On a weighted average basis, there were 3,830,448 shares outstanding for fiscal year ending September 30, 2000 as compared to 1,981,228 shares outstanding for fiscal year ended September 30, 1999, a 93% increase.


FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

Revenues

Total revenues for fiscal year ended 1999 were $1,519,447. There were no revenues for the company's prior fiscal year. These revenues were realized from the Sealco/Tcoast operation that was acquired in December 1999 which contributed to the operating results for 10 months in this fiscal year.

Cost of Sales

Cost of sales for the fiscal year ended September 30, 1999 was $1,141,547. Cost of sales as a percentage of sales was 75%. There was no comparables for the previous fiscal year ended 1998. Cost as a percentage of sales reflect the margins obtained from the Sealco/Tcoast business providing services that include sealants and paver to customers on the east coast of Florida. Gross profit margin was 24.9% for this fiscal year.

Selling, General and Administrative Expenses

For the fiscal year ended September 30, 1999, total selling, general and administrative expenses were $2,086,073 as compared to $566,689 for the prior fiscal year, a 268% increase. This increase is attributed to the additional selling, general and administrative expenses of the company's operations including T-Coast Pavers, that was acquired during this fiscal year ended.

In an effort to streamline operations and further cut costs, management closed its Arizona operation in September 1999 just prior to the end of its fiscal year and closed down its retail paint store in Holiday, Florida in November 1999.

Interest Expense

Interest expense increased 965%, or $242,063 to $267,131 for the fiscal year ended September 30, 1999 from $25,068 in the previous fiscal year ended 1998. This increase is attributed to the interest accrued on the discounted convertible debentures the company issued during the fiscal year 1999 in the total amount of $1,333,333.

Tax Benefit

A determination was made by management to establish a 100% valuation allowance for the deferred tax asset generated during fiscal year ended September 30, 1999. A determination was made by management that the tax benefit established in prior years was sufficient.

Net Loss

The net loss and the net loss per share were $3,677,068 and $1.85 per share respectively, for the period ended September 30, 1999, as compared to a net loss and net loss per share of $607,904 and $.66 per share, respectively, for fiscal year 1998. The loss was a 505% increase amounting to $3,069,164 over the previous fiscal year, but the loss per share was a 180% increase because of the greater number of shares outstanding. On a weighted average basis, there were shares 1,981,228 outstanding for fiscal year ended September 30, 1999 as compared to 919,295 shares outstanding for the previous fiscal year, a 115% increase.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its capital requirements and its business operations, including product development activities with funds provided by the sale of its securities and from borrowings. During fiscal year ended September 30, 2000, the Company received $500,000 from an unaffiliated investor, PAMG LLC. During the fiscal year, only limited other capital, as discussed below, was received by the company to conduct its operations. Consequently, without the availability of adequate funding the company was forced to close some of its operations that included consolidating the American Paints business into the Miami location of Atlas Chemical, and thereafter the Atlas operation itself.

Early in fiscal year ended September 30, 2000, the Company arranged the placement of an additional $315,000 from the holder of the 9% Redeemable
Convertible Promissory notes that provided financing in fiscal year ended September 30, 1999. In that financing, the Company issued two warrants to purchase 50,000 shares each of the Company's common stock at $2.00 per share. This placement was discounted from face value with the Company receiving approximately $900,000 after placement costs and expenses. Those funds were used for the relocation of its corporate offices to Daytona, Florida, establishment of its microshells manufacturing facility at that location, and to supplement its working capital.

During March 2001, conversion of $566,000, a portion of the debt held by the Augustine Fund, who holds all remaining convertible debt was completed into 6,888,000 shares of common stock which represents more than 50% voting control of the outstanding common stock of the company. With this conversion, the principals of Augustine Capital are in a position to control the affairs of the company. Augustine Capital has agreed, subject to certain additional due diligence, to provide additional capital to the company. No significant funding has occurred prior to this filing.

The Company continues to experience operating losses. The Company's net working capital and stockholders' equity deficit are $1,624,642 and $1,741,457 respectively, at September 30, 2000. The Company has not historically generated sufficient revenues from operations to self-fund its capital requirements. Management is focusing on raising additional capital to fund it present development. Management expects that it will be able to arrange for additional financial resources to properly execute its strategic plan although no assurances can be given that it will be successful in such endeavors. If it is not successful in this endeavor, then it will choices will be limited. The Company does not have sufficient working capital to meet its immediate needs. If capital is not immediately made available then the Company may be forced to seek protection within the Federal bankruptcy courts.

On January 5, 1998, NASD Regulation, Inc. announced that a complaint was issued on December 23, 1997 charging Monroe Parker Securities, Inc. and certain of its officers with price manipulation and excessive markups in the trading of Steven Madden, Ltd. and fraud in the sales of securities of United Leisure. Neither firm is affiliated with the Company. The complaint asked for restitution to defrauded investors and potential sanctions that may include a fine, suspension, individual bar, or firm expulsion from the NASD. To date, there have been no adverse effect upon the Company relating to allegations against Monroe Parker Securities, Inc.

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


SEASONALITY AND FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company believes it will experience seasonal demand for its products and services in the coating and paver business.


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

     The Company appointed Pender Newkirk and Company, CPA's as their auditors on May 2, 2000.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on September 15, 2001


ITEM 10: EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on September 15, 2001.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on September 15, 2001.


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on September 15, 2001.


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

     3.1 Certificate of Incorporation and Amendment to Certificate of Incorporation of the Company*

     3.1 (a) Certificate of Amendment to Certificate of Incorporation to reflect 1 for 10 reverse stock split*

     3.1 (b)   Form of Certificate of Amendment to Certificate of Rights,
               Designation and Preferences of Series A Preferred Stock*
     3.1 (c) Certificate of Amendment to Certificate of Incorporation to reflect 1 for 4reverse stock split .

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

     4.3 Revised Form of Warrant Agreement*

     4.4 Conversion Notice and Election Form for Convertible Note Holder*

     5.1 Opinion of Johnson, Blakely, Pope, Bokor, Ruppel & Burns, P.A. as to legality of issuance of Units*

    10.0 Employment Agreement (4/4/96) John Pidorenko*

    10.0 (a) Employment Agreement (4/4/96) John Trusty*

    10.0 (b) Form of Convertible Note*

    10.0 (c) Trademark Registration for ThermaCool(TM)*

    10.0 (d) Published International Patent Application*

    10.0 (e) Stock Option Plan*

    10.0 (f) Asset Purchase Agreement for Darling Paint and Coatings
               effective November, 1995*


    10.0 (g) Lease for Executive Offices*

    10.0 (h) Lease for Darling Paint*

    10.0 (i) Lease for Sarasota Store*

    10.0 (j) Form of Promissory Note (3/6/96)*

    10.0 (k) Stock Purchase Agreement between the stockholders of
              Atlas Chemical Co. and the Issuer effective August 1, 1997**

    10.0 (l) Lease for Daytona Offices

    10.0 (m) Consulting agreement of J. Pidorenko.

    10.0 (n) Stock Purchase Agreement between PAMG, LLC and the Issuer, dated May 30, 2000.

    10.0 (o) Consulting agreement of CFM Management, Inc.

    10.0 (p) Consulting agreement of Couture & Company, Inc.

    10.0 (q) Employment agreement of P. Thomas.

    10.0 (r) Employment Agreement of J. Hagarman.

    10.0 (s) Form of Augustine Fund, LP convertible note and related documentation.

         --------------------------

     *    Previously filed under cover of Form SB-2 (SEC File No. 333-22001).
     * *  See Form 8-K filed August 7, 1997 via EDGAR

(b)  Reports on Form 8-K

     May 2, 2000 relating to change of auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Date:   May 21, 2001                   By:      /s/ James Hagarman
                                                     -----------------------
                                                     James Hagarman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                              DATE
---------                           -----                              ----

/s/ James Hagarman                President                        May 21, 2001
----------------------------
James Hagarman

/s/ Gerald Couture                Vice President and Chief
----------------------------      Financial Officer (Principal     May 21, 2001
Gerald Couture                    Financial Officer) and
                                  Chairman of the Board

/s/ Maurice Malacarne             Vice President, Chief Operating
---------------------------       Officer, Director                May 21, 2001
Maurice Malacarne

                        Consolidated Financial Statements

                 ThermaCell Technologies, Inc. and Subsidiaries

                     Years Ended September 30, 2000 and 1999
                          Independent Auditors' Report

                 ThermaCell Technologies, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended September 30, 2000 and 1999



                                    Contents


Independent Auditors' Report on Consolidated Financial Statements...........F-1

Consolidated Financial Statements:

    Consolidated Balance Sheet..............................................F-2
    Consolidated Statements of Operations...................................F-3
    Consolidated Statements of Changes in Stockholders' Deficit.......F-4 - F-5
    Consolidated Statements of Cash Flows.............................F-6 - F-7
    Notes to Consolidated Financial Statements........................F-8 - F-22

                          Independent Auditors' Report



Board of Directors
ThermaCell Technologies, Inc. and Subsidiaries
Daytona Beach, Florida


We have audited the accompanying consolidated balance sheet of ThermaCell Technologies, Inc. and Subsidiaries as of September 30, 2000 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the management of ThermaCell Technologies, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of ThermaCell Technologies, Inc. and Subsidiaries as of September 30, 1999, were audited by other auditors whose opinion, dated December 2, 1999, on those statements included an explanatory paragraph that described the going concern uncertainty discussed in Note 2 to the consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ThermaCell
Technologies, Inc. and Subsidiaries as of September 30, 2000 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that ThermaCell Technologies, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, ThermaCell Technologies, Inc. and Subsidiaries has suffered recurring losses from operations, negative working capital, and negative cash flows from operations. In addition, the Company has certain default judgments against them, as further discussed in Note 16. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
April 23, 2001

                 ThermaCell Technologies, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                               September 30, 2000


Assets
Current assets:
    Cash                                                                        $       12,879
    Cash held in trust account                                                          27,500
    Accounts receivable, trade, net of allowance for uncollectible
        accounts of $10,000                                                            125,676
    Officer advance                                                                      6,900
    Prepaid expenses and other                                                          70,437
                                                                                --------------
Total current assets                                                                   243,392
                                                                                --------------

Property and equipment, net of accumulated depreciation                                709,513
                                                                                --------------

Other assets:
    Deposits                                                                            30,555
    Prepaid expenses                                                                    47,488
    Other intangibles, net of accumulated amortization of $226,922                     612,672
                                                                                --------------
Total other assets                                                                     690,715
                                                                                --------------

                                                                                $    1,643,620
                                                                                ==============
Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable                                                            $      814,155
    Accrued expenses                                                                   688,070
    Accrued payroll                                                                     22,249
    Current maturities of long-term debt:
        Notes payable                                                                   55,959
        Capital leases                                                                 287,601
                                                                                --------------
Total current liabilities                                                            1,868,034
                                                                                --------------

Long-term liabilities:
    Accrued expenses                                                                   176,950
    Notes payable, net of current maturities                                         1,340,093
                                                                                --------------
Total long-term liabilities                                                          1,517,043
                                                                                --------------

Stockholders' deficit:
    Preferred stock, Series A; $.0001 par value; 5,000,000 shares authorized;
        0 shares issued and outstanding
    Preferred stock,  Series B convertible;  $1,000 stated value; 8.0% dividend;
        1,500 shares authorized; 0 shares issued and outstanding
    Common stock; $.0001 par value; 20,000,000 shares authorized; 6,147,109
        shares issued; 6,107,109 shares outstanding                                        615
    Additional paid-in capital                                                      11,659,041
    Common stock payable                                                               105,500
    Common stock receivable                                                            (72,500)
    Accumulated deficit                                                            (13,379,113)
    Treasury stock; 40,000 common shares                                               (55,000)
                                                                                --------------
Total stockholders' deficit                                                         (1,741,457)
                                                                                --------------

                                                                                $    1,643,620
                                                                                ==============

The accompanying notes are an integral part of the consolidated financial statements.

                 ThermaCell Technologies, Inc. and Subsidiaries

                      Consolidated Statements of Operations




                                                                                     Year Ended September 30,
                                                                                 ----------------------------------
                                                                                       2000               1999
                                                                                 ----------------------------------

Sales                                                                            $   1,872,017       $    1,519,447

Cost of sales                                                                        1,609,878            1,141,547
                                                                                 ----------------------------------

Gross profit                                                                           262,139              377,900

Selling, general and administrative expenses                                         3,234,327            2,086,073
                                                                                 ----------------------------------

Loss from operations                                                                (2,972,188)          (1,708,173)
                                                                                 ----------------------------------

Other income (expense):
    Interest income                                                                                           4,431
    Interest expense                                                                  (330,222)            (267,131)
    Gain on sale of assets                                                                                    6,771
                                                                                 ----------------------------------
                                                                                      (330,222)            (255,929)
                                                                                 ----------------------------------

Loss from continuing operations before income taxes                                 (3,302,410)          (1,964,102)

Income taxes                                                                                               (795,309)
                                                                                 ----------------------------------

Loss from continuing operations after income taxes                                  (3,302,410)          (2,759,411)
                                                                                 ----------------------------------

Discontinued operations:
    Loss from operations of discontinued division                                     (308,512)            (830,713)
    Loss on disposal of division                                                    (2,848,852)             (86,944)
                                                                                 ----------------------------------
                                                                                    (3,157,364)            (917,657)
                                                                                 ----------------------------------

Net loss                                                                         $  (6,459,774)      $   (3,677,068)
                                                                                 ==================================

Earnings per share:
    Basic loss per common share from continuing operations                       $        (.86)      $        (1.39)
    Basic loss per share from discontinued operations                                     (.82)                (.46)
                                                                                 ----------------------------------

Net loss per share                                                               $       (1.68)      $        (1.85)
                                                                                 ==================================

Weighted average number of common shares outstanding                                 3,830,448            1,981,228
                                                                                 ==================================




The accompanying notes are an integral part of the consolidated financial statements.

                 ThermaCell Technologies, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Deficit

                     Years Ended September 30, 2000 and 1999




                                                      Series A                    Series B
                                                 Preferred Stock             Preferred Stock             Common Stock
                                           ------------------------      ----------------------    ------------------------
                                              Shares       Amount        Shares       Amount          Shares        Amount
                                           --------------------------------------------------------------------------------

Balance, September 30, 1998                  5,000,000      $ 500          250       $  250,000      1,282,331      $ 128

Issuance of stock for payment
    of services                                                                                         68,725          7

Issuance of stock for acquisitions                                                                     218,000         22

Issuance of stock in connection
    with conversion  of preferred
    stock                                                                                              351,250         35

Issuance of stock to employees                                                                         115,000         12

Issuance of stock for patent rights                                                                    117,636         12

Payments associated with
    stockholder loan, net

Cancellation of Series B
    preferred stock                                                       (250)        (250,000)      (107,029)       (11)

Exchange of preferred stock for
    common stock                            (5,000,000)      (500)                                     312,500         31

Cancellation of dividends of
    Series B preferred stock

Return of common stock

Net loss for the year
                                           --------------------------------------------------------------------------------

Balance, September 30, 1999                          0          0            0                0      2,358,413        236

Issuance of stock for payment
    of services                                                                                        560,288         57

Issuance of stock for acquisition                                                                       75,000          7



The accompanying notes are an integral part of the consolidated financial statements.




                                          Note
                                       Receivable
                                       Associated
  Additional         Common                with          Common
   Paid-In            Stock            Stockholder       Stock           Accumulated         Treasury
   Capital         Receivable            Payable         Payable            Deficit           Stock             Total
------------------------------------------------------------------------------------------------------------------------

$   6,612,866                       $  (453,695)                         $  (3,242,271)                     $  3,167,528


      154,948                                                                                                    154,955

    1,399,978                                                                                                  1,400,000



      249,966                                                                                                    250,001

      379,988                                                                                                    380,000

      499,988                                                                                                    500,000


                                        251,660                                                                  251,660


      250,011


          469


      (28,339)                                                                                                   (28,339)

                                         55,000                                              $  (55,000)

                                                                            (3,677,068)                       (3,677,068)
------------------------------------------------------------------------------------------------------------------------

    9,519,875                          (147,035)                            (6,919,339)         (55,000)       2,398,737


    1,128,497                                                                                                  1,128,554

      299,993                                                                                                    300,000


                 ThermaCell Technologies, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Deficit

                     Years Ended September 30, 2000 and 1999




                                                      Series A                    Series B
                                                 Preferred Stock             Preferred Stock             Common Stock
                                           ------------------------      ----------------------    ------------------------
                                              Shares       Amount        Shares      Amount           Shares       Amount
                                           --------------------------------------------------------------------------------

Issuance of stock in connection
    with conversion of promissory
    notes payable                                                                                      153,408         15

Common stock paid for, not issued

Prepaid stock incentives                                                                               500,000         50

Issuance of stock for cash, net of
    offering costs of $62,417                                                                        2,500,000        250

Payments associated with
    stockholder loan, net

Net loss for the year
                                           --------------------------------------------------------------------------------

Balance, September 30, 2000                          0     $    0              0         $    0      6,147,109      $ 615
                                           ================================================================================



The accompanying notes are an integral part of the consolidated financial statements.



                                           Note
                                        Receivable
                                        Associated
Additional         Common                  with            Common
  Paid-In           Stock              Stockholder          Stock           Accumulated       Treasury
  Capital        Receivable              Payable           Payable            Deficit           Stock              Total
--------------------------------------------------------------------------------------------------------------------------




       153,393                                                                                                    153,408

                                                      $     105,500                                               105,500

       119,950     $  (72,500)                                                                                     47,500


       437,333                                                                                                    437,583


                                         147,035                                                                  147,035

                                                                             (6,459,774)                       (6,459,774)
-------------------------------------------------------------------------------------------------------------------------

$   11,659,041     $  (72,500)       $         0      $     105,500      $  (13,379,113)     $  (55,000)    $  (1,741,457)
=========================================================================================================================


                 ThermaCell Technologies, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                     Year Ended September 30,
                                                                              -------------------------------------
                                                                                    2000                  1999
                                                                              -------------------------------------
Operating activities
    Net loss                                                                  $    (6,459,774)    $      (3,677,068)
                                                                              -------------------------------------
    Adjustments to reconcile net loss to net cash used
        by operating activities:
           Depreciation and amortization                                              330,159               342,447
           Loss on discontinued operations                                          2,848,852                86,944
           Bad debt                                                                    17,240
           Deferred income tax benefit                                                                      795,309
           Loss on conversion of note payable to
               common stock                                                            43,274
           Common stock issued to employees                                            47,500               380,000
           Common stock issued for services                                         1,128,554               154,955
           (Increase) decrease in:
               Accounts receivable and notes receivable                               111,933               223,276
               Inventory                                                              316,471               141,253
               Officer advance                                                        149,334              (156,234)
               Prepaid and other assets                                               105,630              (306,213)
           Increase (decrease) in:
               Accounts payable                                                      (184,806)              150,192
               Accrued expenses                                                       766,250                78,351
                                                                              -------------------------------------
    Total adjustments                                                               5,680,391             1,890,280
                                                                              -------------------------------------
    Net cash used by operating activities                                            (779,383)           (1,786,788)
                                                                              -------------------------------------

Investing activities
    Purchase of property and equipment                                               (197,842)             (139,405)
    Increase in trust account                                                         (27,500)
    Acquisitions                                                                                             93,899
    Proceeds from sale of equipment                                                                          73,000
    Proceeds from sale of division                                                                            8,000
    Expenditures for patent, net                                                                            (77,380)
                                                                              -------------------------------------
    Net cash used by investing activities                                            (225,342)              (41,886)
                                                                              -------------------------------------

Financing activities
    Proceeds from issuance of notes payable and capital leases                        304,275             1,462,363
    Proceeds from sale of common stock                                                605,500               250,000
    Offering costs paid                                                               (62,417)
    Principal payments on notes payable and capital leases                            (36,962)             (114,242)
    Principal advances on stockholder loan                                                                 (326,069)
    Proceeds from payments on stockholder loan                                        147,035               632,729
    Cancellation of preferred dividends                                                                     (28,339)
    Purchase of treasury stock                                                                              (55,000)
                                                                              -------------------------------------
    Net cash provided by financing activities                                         957,431             1,821,442
                                                                              -------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

                 ThermaCell Technologies, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows



                                                                                      Year Ended September 30,
                                                                              -------------------------------------
                                                                                    2000                  1999
                                                                              -------------------------------------

Net decrease in cash                                                                  (47,294)               (7,232)

Cash at beginning of year                                                              60,173                67,405
                                                                              -------------------------------------

Cash at of end of year                                                        $        12,879       $        60,173
                                                                              =====================================

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                    $       198,272       $        60,876
                                                                              =====================================


During the year ended September 30, 2000, the Company acquired $12,575 of equipment under a capital lease.

During the year ended September 30, 2000, the Company converted $110,134 of notes payable, plus accrued interest, into 153,408 shares of common stock.

Common stock was issued in payment of certain services and Series B preferred stock dividend obligations during the year ended September 30, 1999.


The accompanying notes are an integral part of the consolidated financial statements.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2000 and 1999



1.      Background Information

ThermaCell Technologies, Inc. (the "Company") is a Florida corporation that was incorporated on August 12, 1993. The Company is an operating company that has two wholly owned subsidiaries, Sealco Corporation, doing business as T-Coast Pavers ("T-Coast"), which was incorporated in December 1998 and Atlas Chemical Co. ("Atlas"), which was incorporated in July 1997. The Company is preparing to manufacture and sell microscopic evacuated glass spheres. T-Coast installs paving materials; Atlas manufactures and distributes paints and coatings. Presently, substantially all of the Company's sales and accounts receivable are generated in Florida. All of the Company's sales and assets are domestically located. No customer represents more than 10 percent of the Company's annual sales.

The paving business is concentrated in southeast Florida and is influenced by the general economic conditions of the surrounding area.

During the year ended September 30, 2000, the Company adopted a plan to discontinue and abandon the paint division. This division consists of the wholly owned subsidiary, Atlas Chemical Co. (see Note 14).


2.      Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately
$13,379,000 and negative working capital of approximately $1,625,000 as of September 30, 2000, and total liabilities exceeding total assets by approximately $1,741,000 as of September 30, 2000. In addition, the Company has certain default judgments against them, as further discussed in Note 16. Currently, management is soliciting additional equity investors to fund these losses. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2000 and 1999



3.      Significant Accounting Policies

The significant accounting policies followed are:

        The accompanying  consolidated financial statements include the accounts
        of  the  Company  and  its  subsidiaries,   Atlas  and  T-Coast,   after
        elimination of material, inter-company accounts, and transactions.

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The estimated fair value of the Company's cash, accounts, and notes receivable and payable approximated their carrying value at year-end.

        Basic loss per common share (EPS) is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding for the year. Diluted EPS reflect the potential dilution from the exercise or conversion of securities into common stock. Diluted EPS is not presented because it is anti-dilutive.

        Offering costs associated with the sale of stock are capitalized and offset against the proceeds of the offering or expensed if the offering is unsuccessful.

        The Company issues stock in lieu of cash for certain transactions. The fair value of the stock, which is based on comparable cash purchases or the value of services, whichever is more readily determinable, is used to value the transaction.

        The Company issued common stock prior to receiving services. This amount is recorded as a common stock receivable in the consolidated financial statements.

        The Company records the receipt of payment for common stock that has not been issued to the stockholder as a common stock payable in the consolidated financial statements.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2000 and 1999



3.      Significant Accounting Policies (continued)

        Advertising costs (except for costs associated with direct response advertising) are charged to operations when the advertising takes place. The cost of direct response advertising is capitalized and amortized over the period during which future benefits are expected to be received. At September 30, 2000 and 1999, the Company had no direct response advertising costs. Advertising expense amounted to $34,332 and $10,463 for the years ended September 30, 2000 and 1999, respectively.

        Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that derivative instruments such as options, forward contracts, and swaps be recorded as assets and liabilities at fair value, and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. The Company does not presently have transactions involving derivative instruments, but may do so in the future. The Company is required to adopt Statement No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000.

        Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets, ranging 5 to 10 years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are realized, and any gain or loss is included in operations.

        Intangible assets subject to amortization include trademarks and patents. Trademarks are being amortized on a straight-line basis over 10 years. Amounts attributable to patents are being amortized over the useful life of the patent, but not more than 20 years, beginning the month the patent becomes effective.

        The Company follows Financial Accounting Standards Board Statement No. 121 (FASB No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FASB No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review of

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2000 and 1999



3.      Significant Accounting Policies (continued)

        recoverability, the Company estimates the future cash flows that are expected to result from the use of the assets and their eventual disposition. Because events and circumstances frequently do not occur as expected, there will usually be differences between the estimated and actual future cash flows, and these differences may be material.

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

        Certain minor reclassifications have been made to the 1999 consolidated financial statements to conform to the classifications used in 2000.


4.      Accounts Receivable, Factored

The Company entered into an agreement to sell the accounts receivable of Atlas, with recourse, to Millennium Funding ("Millennium"). The agreement calls for the immediate payment of 75 percent of the face value of the accounts receivable, with the remaining 25 percent payable upon collection of the receivable by Millennium. The Company is charged various factoring and financing fees amounting to one percent for each 10-day period the receivables are not collected by Millennium.

In the event of a default, or 90 days from invoice date, the Company must repurchase the accounts receivable from Millennium. Losses from defaults have not been significant. At September 30, 2000, the Company is contingently liable in the amount of $33,231 relating to such receivables sold with recourse.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2000 and 1999



5.      Property and Equipment

Property and equipment as of September 30, 2000 consist of:

        Furniture and fixtures                             $     125,110
        Property and equipment                                   640,745
        Transportation equipment                                 100,092
        Computer hardware and software                           152,578
        Lab equipment                                              2,435
        Leasehold improvements                                    81,195
                                                            -------------
                                                               1,102,155
        Less accumulated depreciation                            392,642
                                                            -------------
                                                           $     709,513
                                                            =============

Depreciation expense was $171,280 and $196,477 for the years ended September 30, 2000 and 1999, respectively.

During the year ended September 30, 2000, the Company adopted a plan to discontinue the operations of the paint division and to abandon the property and equipment associated with this segment. In connection with the plan, the Company recorded a loss of $238,443 for the net book value of those assets. The loss is included in the loss on disposal of division.


6.      Related Party Transactions

The Company incurred expenses of $28,683 and $80,637 for legal services during 2000 and 1999, respectively, from a law firm, which is a stockholder of the Company. Accounts payable to the law firm were $0 and $28,683 at September 30, 2000 and 1999, respectively.

Officer advances totaling $6,900 at September 30, 2000 are from an officer of the Company. These advances are unsecured, non-interest bearing, demand notes.

During February 2000, the Company issued 143,750 shares of common stock in exchange for services rendered by management. The cost of the services has been charged to operations and additional paid-in capital has been increased by $205,548, representing the excess of the cost of the services over the par value of the common stock. In accordance with FASB No. 123, the fair value of the equity instrument was used. The value assigned of $1.43 per share was determined from the Form S-8 proposed offering price.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2000 and 1999



6.      Related Party Transactions (continued)

The Company's vice president owns the real estate in which the Company has its offices. Rental expense for the years ended September 30, 2000 and 1999 were $16,692 and $0, respectively.

The Company has a consulting agreement with a stockholder that expires on March 1, 2002. Monthly payments under the agreement are $10,000. For the year ended September 30, 2000, the Company owed $70,000 in consulting fees.

The Company has a consulting agreement with a company owned by its Chairman of the Board of Directors. This agreement expires on March 1, 2002 and requires a monthly payment of $10,000. For the year ended September 30, 2000, the Company paid $15,000 and issued 225,000 shares of common stock as payment for services rendered. As of September 30, 2000 and 1999, the Company owes approximately $101,000 and $20,000 in unpaid fees in connection with this agreement, respectively.

The above transactions are not necessarily indicative of the transactions that would have been entered into had comparable transactions been entered into with independent parties.


7.      Capital Leases

The Company leases vehicles, computers, and plant equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to this equipment have been capitalized. The leased property under capital leases as of September 30, 2000 has a cost of approximately $447,500 and accumulated amortization of approximately $175,000. Amortization of the leased property is included in depreciation expense. The Company has defaulted on the monthly payments associated with these leases and, therefore, the entire liability is recorded as current in the consolidated financial statements.

The future minimum lease payments under the capital leases and the net present value of the future minimum lease payments at September 30, 2000 are as follows:

        Total minimum lease payments                           $    347,997
        Less amount representing interest                            60,396
                                                                ------------
        Present value of net minimum lease payments                 287,601
        Less current maturities                                     287,601
                                                                ------------
                                                               $          0
                                                                ============

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2000 and 1999



8.      Long-Term Debt

Long-term debt at September 30, 2000 consists of:


        Redeemable  convertible  promissory note due July 2002; interest payable quarterly  at stated rate of 9.0% ; face amount of  $666,667;  net of
           unamortized discount of $94,908; unsecured                                  $     571,759
        Various notes payable on vehicles with interest ranging
           from 7.3% to 10.35%; payments from $236 to $794
           per month; due on demand                                                           55,959
        Redeemable convertible promissory notes; due
           March 2002;  interest payable  quarterly at stated rate of 9.0%; face amount of $566,667; net of unamortized
           discount of $83,333; unsecured                                                    483,334
        Redeemable convertible promissory note; due
           October 2002; interest payable quarterly at stated rate of 9.0%; face amount of $315,000; net of unamortized
           discount of $30,000; unsecured                                                    285,000
                                                                                        -------------
                                                                                           1,396,052
        Less current maturities                                                               55,959
                                                                                        -------------
                                                                                       $   1,340,093
                                                                                        =============

The redeemable convertible promissory notes are convertible at a rate of 105 percent of the average bid price for the three days preceding the conversion date at the option of the lender. The Company is in default on the various monthly notes payable on vehicles and, therefore, the entire liability is recorded as current in the accompanying consolidated financial statements.

During the year ended September 30, 2000, $100,000 of redeemable convertible promissory notes were converted into 153,408 shares of common stock.

The following is a schedule of the principal payments required on these notes payable as of September 30, 2000:

        2001                                              $55,959
                                                          =======
        2002                                           $1,055,093
                                                       ==========
        2003                                             $285,000
                                                         ========

Subsequent to year-end, the Company converted $566,667 of notes payable to 6,883,595 shares of common stock.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2000 and 1999



9.      Operating Leases

The Company leases a building and office space under operating leases expiring in various years through 2004. Rental expense under these leases was $126,354 and $128,761 for 2000 and 1999, respectively. The following is a schedule of the approximate minimum rental payments under the above lease agreements as of September 30, 2000:

        2001                                            $70,000
                                                        =======
        2002                                            $70,000
                                                        =======
        2003                                            $70,000
                                                        =======
        2004                                             $6,000
                                                         ======


10.     Income Taxes

The Company has net operating loss carryforwards of $13,478,000 at September 30, 2000 that expire in 2009 through 2020.

A valuation allowance is required by FASB Statement No. 109 if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for September 30, 2000 and 1999 were necessary. Significant components of the Company's net deferred tax assets are as follows:

                                                    2000               1999
                                              ---------------------------------
        Tax benefit of net operating loss     $   5,403,157      $    2,800,999
        Less valuation allowance                  5,403,157           2,800,999
                                              ---------------------------------
                                              $           0      $            0
                                              =================================

The Company's deferred income tax provisions include the following components:

                                                    2000               1999
                                              ---------------------------------
        Future net operating loss deductions  $   2,603,000      $    1,210,381
        Change in allowance valuation for tax
           benefit of net operating loss         (2,603,000)         (2,005,690)
                                              ---------------------------------
                                              $           0      $     (795,309)
                                              =================================

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2000 and 1999



10.     Income Taxes (continued)

A reconciliation of the income tax benefit computed at the federal statutory rate and the Company's effective rate are as follows:


                                                                       2000                     1999
                                                            -----------------------   -----------------------
        Federal statutory rate                              $   2,240,000     34%     $     979,840     34%
        Adjustments, primarily state
           income taxes                                           363,000      8            230,541      8
        Change in allowance valuation for
           tax benefit of net operating loss                   (2,603,000)   (42)        (2,005,690)   (70)
                                                            -----------------------   -----------------------
                                                            $           0      0%     $    (795,309)   (28)%
                                                            =======================   ======================

The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of expenses deducted for financial reporting purposes that are not deductible for tax purposes and the effects of using the surtax exemption.


11.     Segment Information

The Company operates in two primary business segments that are identified based on products and services.

The Company, through its wholly owned subsidiary, T-Coast, installs brick pavers in driveways and sidewalks.

The Company, through its wholly owned subsidiary, Atlas, manufactures and distributes paints and coatings. The paint division was discontinued during the year ended September 30, 2000.

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

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2000 and 1999



11.     Segment Information (continued)

The following table presents information about the results of operations of the Company's business segments for the year ended September 30, 2000:



                                                            Paint      ThermaCell       Paver
                                                          Division    Technologies     Division   Consolidated
                                                       ------------------------------------------------------------

    Sales                                                             $    40,000    $1,832,017   $ 1,872,017

    Less cost of sales                                                     31,384     1,578,494     1,609,878
                                                       ------------------------------------------------------------

    Gross profit                                                            8,616       253,523       262,139

    Selling, general and administrative                                 2,930,988       273,340     3,204,328
                                                       ------------------------------------------------------------

    Loss from operations                                               (2,922,372)      (19,817)   (2,942,189)

    Other expenses:
        Interest expense                                                 (325,805)       (4,417)     (330,222)
                                                       ------------------------------------------------------------

    Loss from continuing operations before
        income taxes                                                   (3,248,177)      (24,234)   (3,272,411)

    Loss from discontinued operations                  $(3,157,364)             0             0    (3,157,364)
                                                       ------------------------------------------------------------

    Net loss                                           $(3,157,364)   $(3,248,177)  $   (24,234)  $(6,429,775)
                                                       ============================================================


The following table presents information about the results of operations of the Company's business segments for the year ended September 30, 1999:


                                                ThermaCell          Paint          Paver
                                               Technologies      Division       Division      Consolidated
                                               -----------------------------------------------------------

        Sales                                                                 $1,519,447      $  1,519,447

        Less cost of sales                                                     1,141,547         1,141,547
                                               -----------------------------------------------------------

        Gross profit                                                             377,900           377,900

        Selling, general and administrative
           expenses                            $ 1,668,915                       417,158         2,086,073
                                               -----------------------------------------------------------

        Loss from operations                    (1,668,915)                      (39,258)       (1,708,173)
                                               -----------------------------------------------------------

        Other income (expenses):
           Interest income                           4,431                                           4,431
           Interest expense                       (257,566)                       (9,565)         (267,131)
           Loss (gain) on sale of assets             6,771                                           6,771
                                               -----------------------------------------------------------
                                                  (246,364)                       (9,565)         (255,929)
                                               -----------------------------------------------------------


                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2000 and 1999



11.     Segment Information (continued)


                                                ThermaCell          Paint          Paver
                                               Technologies      Division       Division      Consolidated
                                               -----------------------------------------------------------
        Loss from continuing operations
           before income taxes                  (1,915,279)                      (48,823)       (1,964,102)

        Income taxes                              (795,309)                                       (795,309)
                                               -----------------------------------------------------------

        Loss from continuing operations
           after income taxes                   (2,710,588)                      (48,823)       (2,759,411)

        Loss from discontinued operations                      $ (917,657)                        (917,657)
                                               -----------------------------------------------------------

        Net loss                               $(2,710,588)    $ (917,657)    $  (48,823)     $ (3,677,068)
                                               ===========================================================


12.     Stockholders' Equity

On April 14, 2000, the Board of Directors authorized a 1-for-4 reverse stock split of the Company's $.0001 par value common stock. All references in the accompanying consolidated financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

During October 1999 and February 2000, the Company issued 112,500 and 68,750 shares of common stock, respectively, in exchange for services rendered by a consulting firm. The cost of the services has been charged to expense and capital has been increased by $82,609 and $98,306, respectively, representing the fair market value of the common stock issued.

During June 2000, the Company issued 235,283 shares of common stock in exchange for services rendered. The cost of the services has been charged to operations and capital has been increased by $263,489 representing the fair market value of the common stock issued.

As of September 30, 2000, the Company recorded $105,500 of common stock payables to investors who had not been issued their respective shares.

During August 1999, the Board of Directors waived certain performance requirements that allowed the conversion of preferred stock by the president and chairman, John Pidorenko, and authorized that this preferred stock be converted into .25 shares of common stock, which was consistent with its established conversion terms. The conversion permitted the holder to use common stock to raise funding for the benefit of the Company. A total of $453,695 was funded through September 30, 2000 as a result of this action.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2000 and 1999



12.     Stockholders' Equity (continued)

In connection with a public offering in 1997, the Company sold to the underwriter options to purchase 34,375 post-split units (the "underwriter warrants") of the Company's securities, identical to the units publicly sold at an exercise price of 165 percent of the public offering price. The underwriter's units are exercisable at a price per unit of $24.00, subject to certain adjustments, until March 12, 2001, when they expire.

The underwriter's warrants contain certain registration rights and anti-dilution provisions. The holders of the underwriter's warrants have no voting, dividend, or other rights as stockholders of the Company with respect to the shares underlying the warrants.

Authorized common shares have been reserved for the warrants.


13.     Acquisition

In January 2000, the Company acquired all of the outstanding common stock of Silab Research Center ("Silab") in exchange for $50,000, and 75,000 shares of common stock valued at $300,000. This acquisition was recorded using the purchase method of accounting. Effective March 31, 2000, the Company discontinued operations, and all activity for the period January through March 2000 has been included in loss from discontinued operations.


14.     Discontinued Operations

During the year ended September 30, 2000, the Company adopted a plan to abandon or dispose of 100 percent of the assets of its paint division. Accordingly, the results of operations of the paint division for the year presented are reported as a component of discontinued operations, with the prior year reclassified in the consolidated statements of operations. The estimated loss on the disposal of discontinued operations of $2,848,852 represents the estimated loss on the disposition of the segment assets and operations through the disposal date for the year ended September 30, 2000. During the year ended September 30, 1999, one of the companies operating in the paint division was sold, which resulted in a loss of $86,944. The loss is shown as loss on disposal of division in 1999.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2000 and 1999



14.     Discontinued Operations (continued)

Summarized results of the paint division are as follows:

                                                   2000                  1999
                                            -----------------------------------
        Net sales                           $    2,283,817       $    2,786,961
                                            ===================================
        Operating loss                      $     (308,512)      $     (830,713)
                                            ===================================
        Loss from discontinued operations   $     (308,512)      $     (830,713)
                                            ===================================

The remaining assets and liabilities of the paint division consist of the following in the September 30, 2000 consolidated balance sheet:

        Current assets                                           $     11,538
        Current liabilities                                          (520,819)
                                                                   ------------
        Net liabilities assumed                                  $   (509,281)
                                                                   ============


15.     Stock Options

Prior to September 30, 1999, the Company made awards of incentive common stock options to corporate officers and authorized the allocation of 150,000 common shares (post-split) for a compensatory Section 422A plan for officers and key employees. Awards outstanding as of September 30, 2000 are summarized as follows:


                                                                             Exercise           Year of
                                                                Shares          Price         Expiration
                                                              --------------------------------------------
        Incentive awards to corporate officers:
           1997                                                  175,000         $2.00             2002
           1998                                                   18,750         $2.00             2003
           1999                                                   18,750         $2.00             2004

        Section 422A plan awards:
           Corporate officer                                      71,250         $2.00             2008
           Key employees                                          42,500         $2.00             2008
                                                              ----------

        Total awards                                             326,250
                                                              ==========

Authorized common shares have been reserved for the specific 1997 and 1998 awards and the plan allocation.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2000 and 1999


15.     Stock Options (continued)

The exercise prices for the stock options exceeded the market price of the common stock on the date of award. Accordingly, no related compensation cost has been charged to operations. Due to the limited public market history of the Company's common stock, management is unable to estimate the fair value of the options awarded; however, management believes such fair value was not significant as of date of award.


16.     Contingent Liabilities

On October 4, 2000, a judgment was rendered by the United States District Court, Middle District of Florida, in a trial regarding claims made by Mr. Russell Haraburda and Eden Group, Inc. against John Pidorenko, the Company's former president, and the Company for monies purportedly due for arranging financing for the Company prior to its IPO in March 1997. The Plaintiffs, in their pre-trial statement, claimed damages in the amount of approximately $3.5 million. The judgment concluded that no monies or other consideration was due Mr. Haraburda or the Eden Group, Inc. The Company's claims regarding two promissory notes of the Eden Group, Inc., Mr. Haraburda's firm, that are unpaid were also denied. Subsequently, Mr. Haraburda and Eden Group, Inc. appealed the decision to the United States Court of Appeals for the Eleventh Circuit. The Company also appealed the decision regarding the obligations of Eden Group, Inc. under the promissory notes. No decision has been rendered as of the date of this filing, and no liability has been recorded in the consolidated financial statements.

The Company is involved in several lawsuits for obligations outstanding with vendors, a leasing company, and certain professionals for services provided. There are default judgments that have been granted because the Company has not had the financial resources to appropriately defend itself as representation was declined or withdrawn. It is uncertain whether the Company will, in the future, be able to pay these obligations. If unable to do so, then the Company will likely seek to protect its remaining assets and seek to liquidate its business in utilizing the provisions of the Federal Bankruptcy Courts. The ability to raise additional capital is highly uncertain at this time. Should such funding not be available, then the Company will have no choice but to seek either reorganization or liquidation utilizing the bankruptcy statutes.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2000 and 1999



17.     Commitments

On May 30, 2000, the Company entered into a stock purchase agreement for an aggregate of 5,000,000 shares of common stock at $.20 per share. The agreement contains certain buyer's rights that allow the buyer to obligate the Company to purchase all or a portion of the shares issued at a per share price equal to the latest 10-day average price if certain requirements, conditions, and approvals contained within the agreement are not met. As of September 30, 2000, the Company has issued 2,500,000 shares of common stock under this agreement.