Form 10QSB
period 2000-12-31
THERMACELL TECHNOLOGIES INC
filed 2001-06-20
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

          [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended December 31, 2000
                                         -----------------

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

         The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of December 31, 2000 was 6,107,109.

         Transitional Small Business Disclosure Format:

Yes      No  X
    ---     ---

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES


                                      Index

                 Three Months Ended December 31, 2000 and 1999
                                  (Unaudited)




                                                                          Page
Part I - Financial Information                                            ----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet -
           December 31, 2000..............................................  1

         Consolidated Statements of Operations -
           Three months ended December 31, 2000 and 1999..................  2

         Consolidated Statements of Changes in Stockholders' Deficit
           Three months ended December 31, 2000...........................  3

         Consolidated Statements of Cash Flows -
           Three months ended December 31, 2000 and 1999..................  4

         Notes to Consolidated Financial Statements.......................5 - 8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................9 - 12

Part II - Other Information

Item 1. Legal Proceedings................................................. 13


Signatures................................................................ 14

                 ThermaCell Technologies, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                          December 31, 2000 (Unaudited)


Assets
Current assets:
    Cash                                                                                               $     77,442
    Cash held in trust account                                                                                6,500
    Accounts receivable, trade, net of allowance for uncollectible accounts of $10,000                       66,448
    Prepaid expenses and other                                                                               76,600
                                                                                                       ------------
Total current assets                                                                                        226,990
                                                                                                       ------------

Property and equipment, net of accumulated depreciation                                                     677,014
                                                                                                       ------------

Other assets:
    Deposits                                                                                                 30,555
    Prepaid expenses                                                                                         22,175
    Other intangibles, net of accumulated amortization of $237,034                                          599,304
                                                                                                       ------------
Total other assets                                                                                          652,034
                                                                                                       ------------

                                                                                                       $  1,556,038
                                                                                                       ============

Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable                                                                                   $    744,918
    Accrued expenses                                                                                        706,548
    Accrued payroll                                                                                          14,964
    Current maturities of long-term debt:
        Notes payable                                                                                       150,441
        Capital leases                                                                                      280,815
                                                                                                       ------------
Total current liabilities                                                                                 1,897,686
                                                                                                       ------------

Long-term liabilities:
    Accrued expenses                                                                                        212,924
    Notes payable, net of current maturities                                                              1,367,908
                                                                                                       ------------
Total long-term liabilities                                                                               1,580,832
                                                                                                       ------------

Stockholders' deficit:
    Preferred stock, Series A; $.0001 par value; 5,000,000 shares authorized;  0 shares issued and outstanding
    Preferred stock,  Series B convertible;  $1,000 stated value; 8.0% dividend;
        1,500 shares authorized; 0 shares issued and outstanding
    Common stock; $.0001 par value; 20,000,000 shares authorized; 6,147,109
        shares issued; 6,107,109 shares outstanding                                                             615
    Additional paid-in capital                                                                           11,659,041
    Common stock payable                                                                                    181,706
    Common stock receivable                                                                                 (72,500)
    Accumulated deficit                                                                                 (13,636,342)
    Treasury stock; 40,000 common shares                                                                    (55,000)
                                                                                                       ------------
Total stockholders' deficit                                                                              (1,922,480)
                                                                                                       ------------

                                                                                                       $  1,556,038
                                                                                                       ============

The accompanying notes are an integral part of the consolidated financial statements.

                 ThermaCell Technologies, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)



                                                                                           Three Months Ended
                                                                                               December 31,
                                                                                  ---------------------------------
                                                                                        2000              1999
                                                                                  ---------------------------------

Sales                                                                             $     467,632      $      504,880

Cost of sales                                                                           445,895             440,038
                                                                                  ---------------------------------

Gross profit                                                                             21,737              64,842

Selling, general and administrative expenses                                            216,154             759,300
                                                                                  ---------------------------------

Loss from operations                                                                   (194,417)           (694,458)

Other expense:
    Interest expense                                                                    (66,582)            (81,254)
                                                                                  ---------------------------------

Loss from continuing operations before income taxes                                    (260,999)           (775,712)

Income taxes                                                                                  0                   0
                                                                                  ---------------------------------

Loss from continuing operations after income taxes                                     (260,999)           (775,712)

Discontinued operations:
    Income (loss) from operations of discontinued division                                3,770            (146,347)
                                                                                  ---------------------------------

Net loss                                                                          $    (257,229)      $    (922,059)
                                                                                  =================================

Earnings per share:
    Basic loss per common share from continuing operations                        $       (.043)      $        (.33)
    Basic income (loss) per share from discontinued operations                             .001                (.06)
                                                                                  ---------------------------------

Net loss per share                                                                $       (.042)      $        (.39)
                                                                                  =================================

Weighted average number of common shares outstanding                                  6,147,109           2,377,788
                                                                                  =================================



The accompanying notes are an integral part of the consolidated financial statements.

                 ThermaCell Technologies, Inc. and Subsidiaries

           Consolidated Statement of Changes in Stockholders' Deficit

                Three Months Ended December 31, 2000 (Unaudited)





                                                   Series A                    Series B
                                                 Preferred Stock             Preferred Stock       Common  Stock
                                           ------------------------      ----------------------  -----------------
                                              Shares       Amount         Shares       Amount    Shares     Amount
                                           ------------------------------------------------------------------------


Balance, September 30, 2000                      0           $ 0            0           $  0    6,147,109  $   615

Common stock paid for, not
    issued

Net loss for the period
                                           -------------------------------------------------------------------------

Balance, December 31, 2000                       0           $ 0            0           $  0    6,147,109  $   615
                                           =========================================================================

The accompanying notes are an integral part of the consolidated financial statements.


   Additional          Common           Common
    Paid-In            Stock            Stock         Accumulated            Treasury
    Capital           Payable         Receivable        Deficit               Stock             Total
-------------------------------------------------------------------------------------------------------

$    11,659,041     $   105,500        $  (72,500)     $  (13,379,113)     $  (55,000)    $  (1,741,457)


                         76,206                                                                  76,206

                                                             (257,229)                         (257,229)
-------------------------------------------------------------------------------------------------------

$    11,659,041     $   181,706        $  (72,500)     $  (13,636,342)     $  (55,000)    $  (1,922,480)
=======================================================================================================





                 ThermaCell Technologies, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)




                                                                                            Three Months Ended
                                                                                                December 31,
                                                                                      -----------------------------
                                                                                          2000             1999
                                                                                      -----------------------------
Operating activities
    Net loss                                                                          $  (257,229)     $   (922,059)
                                                                                      -----------------------------
    Adjustments to reconcile net loss to net cash
        used by operating activities:
           Depreciation and amortization                                                   45,869           100,400
           Amortization of discount on notes payable                                       27,815
           (Increase) decrease in:
               Accounts receivable and notes receivable                                    59,228           330,479
               Inventory                                                                                    (79,172)
               Officer advance                                                              6,900           122,543
               Prepaid and other assets                                                    19,150           (88,708)
           Increase (decrease) in:
               Accounts payable                                                           (69,237)          (15,778)
               Accrued expenses                                                            47,165             9,194
                                                                                      -----------------------------
    Total adjustments                                                                     136,890           378,958
                                                                                      -----------------------------
    Net cash used by operating activities                                                (120,339)         (543,101)
                                                                                      -----------------------------

Investing activities
    Purchase of property and equipment                                                                      (42,467)
    Decrease in trust account                                                              21,000
                                                                                      -----------------------------
    Net cash provided (used) by investing activities                                       21,000           (42,467)
                                                                                      -----------------------------

Financing activities
    Proceeds from issuance of notes payable                                                94,482           261,686
    Proceeds from sale of common stock                                                     76,206
    Principal payments on capital leases                                                   (6,786)
    Proceeds from payments on stockholder loan                                                              263,709
                                                                                      -----------------------------
    Net cash provided by financing activities                                             163,902           525,395
                                                                                      -----------------------------

Net increase (decrease) in cash                                                            64,563           (60,173)

Cash at beginning of period                                                                12,879            60,173
                                                                                      -----------------------------

Cash at end of period                                                                 $    77,442      $          0
                                                                                      =============================


The accompanying notes are an integral part of the consolidated financial statements.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            Three Months Ended December 31, 2000 and 1999 (Unaudited)



1.      Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended December 31, 2000 and 1999, (b) the financial position at December 31, 2000, and (c) cash flows for the three-month periods ended December 31, 2000 and 1999, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes of ThermaCell Technologies, Inc. and Subsidiaries (the "Company") should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2000. The results of operations for the three-month period ended December 31, 2000 are not necessarily indicative of those to be expected for the entire year.

The accompanying consolidated financial statements include the accounts of the ThermaCell Technologies, Inc. and its subsidiaries, Atlas Chemical Co. ("Atlas") and T-Coast Pavers ("T-Coast"), after elimination of material, inter-company accounts, and transactions.

Certain minor reclassifications have been made to the 1999 consolidated financial statements to conform to the classifications used in 2000.


2.      Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately
$13,636,000 and negative working capital of approximately $1,671,000 as of December 31, 2000, and total liabilities exceeding total assets by approximately $1,922,000 as of December 31, 2000. In addition, the Company has certain default judgments against them. Currently, management is soliciting additional equity investors to fund these losses. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            Three Months Ended December 31, 2000 and 1999 (Unaudited)



3.      Segment Information

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

The Company is preparing to manufacture and sell microscopic evacuated glass spheres (microcells) in the current fiscal year. During the current year, the Company incurred expenses in perfecting the manufacturing process. Corporate general and administrative expenses are included in this division. This segment is identified as ThermaCell Technologies.

The following table presents information about the results of operations of the Company's business segments for the three months ended December 31, 2000:



                                                           Paint       ThermaCell       Paver
                                                          Division    Technologies     Division   Consolidated
                                                       -------------------------------------------------------

    Sales                                                                             $467,632     $ 467,632

    Less cost of sales                                                                 445,895       445,895
                                                        ------------------------------------------------------

    Gross profit                                                                        21,737        21,737

    Selling, general and administrative                                $ 193,316        22,838       216,154
                                                        ------------------------------------------------------

    Loss from operations                                                (193,316)       (1,101)     (194,417)

    Other expenses:
        Interest expense                                                 (64,025)       (2,557)      (66,582)
                                                        ------------------------------------------------------

    Loss from continuing operations
        before income taxes                                             (257,341)       (3,658)     (260,999)

    Income from discontinued operations                 $ 3,770                                        3,770
                                                       -------------------------------------------------------

    Net income (loss)                                   $ 3,770        $(257,341)     $ (3,658)    $(257,229)
                                                       =======================================================


                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            Three Months Ended December 31, 2000 and 1999 (Unaudited)



3.      Segment Information (continued)

The following table presents information about the results of operations of the Company's business segments for the three months ended December 31, 1999:



                                               Paint          ThermaCell         Paver
                                              Division       Technologies       Division      Consolidated
                                              ---------------------------------------------------------------------

        Sales                                                 $   20,000      $ 484,880        $ 504,880

        Less cost of sales                                                      440,038          440,038
                                             -------------------------------------------------------------

        Gross profit                                              20,000         44,842           64,842

        Selling, general and administrative
           expenses                                              707,145         52,155          759,300
                                             -------------------------------------------------------------

        Loss from operations                                    (687,145)        (7,313)        (694,458)

        Interest expense                                         (77,082)        (4,172)         (81,254)
                                             -------------------------------------------------------------

        Loss from continuing operations
           before income taxes                                  (764,227)       (11,485)        (775,712)

        Income taxes                                                   0              0                0
                                             -------------------------------------------------------------

        Loss from continuing operations
           after income taxes                                   (764,227)       (11,485)        (775,712)

        Loss from discontinued operations    $ (146,347)                                        (146,347)
                                             -------------------------------------------------------------

        Net loss                             $ (146,347)      $ (764,227)       $(11,485)      $(922,059)
                                             =============================================================


4.      Discontinued Operations

The Company adopted a plan to abandon or dispose of 100 percent of the assets of its paint division during the year ended September 30, 2000. Accordingly, the results of operations of the paint division for the periods presented are reported as a component of discontinued operations, with the prior year reclassified in the consolidated statements of operations. The estimated loss on the disposal of discontinued operations of approximately $2,900,000 was recorded during the year ended September 30, 2000 and represents the estimated loss on the disposition of the segment assets and operations through the disposal date of November 24, 2000. Income (loss) on discontinued operations represents the activity for the period ended December 31, 1999 and the period beginning October 1, 2000 through the date of disposal.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            Three Months Ended December 31, 2000 and 1999 (Unaudited)



4.      Discontinued Operations (continued)

Summarized results of the paint division are as follows:


                                                    2000             1999
                                               -----------------------------
Net sales                                      $   146,050      $    697,314
                                               =============================
Operating income (loss)                        $     3,770      $   (146,347)
                                               =============================
Income (loss) from discontinued operations     $     3,770      $   (146,347)
                                               =============================

The remaining assets and liabilities of the paint division consist of the following in the December 30, 2000 consolidated balance sheet:

        Current assets                                          $      2,448
        Current liabilities                                         (505,157)
                                                                ------------
        Net liabilities assumed                                 $   (502,709)
                                                                ============

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

Our management believes that there is a broad range of applications for introduction in products of evacuated or partially evacuated shells, the effect of which is improved energy efficiency of such products because of the inherent insulating characteristics provided by the glass spheres. Our strategy is to commercially exploit the use of its shell technology to improve the "R" values of a number of products. In fiscal three-month period 1995, we completed the development of our first product line that consisted of paints and coatings containing shells in order to reduce heat transmission and improve the insulation values of the products. The products were marketed under the ThermaCool(TM) label. There has been little sales activities to promote this product since its introduction due to financial limitations.

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

We acquired T-Coast Pavers/Sealco Systems, Inc. on December 1, 1998 for 300,000 shares of its common stock, then valued at $300,000 and an employment agreement with its founder and key executive for the payment of an additional 300,000 shares over the three three-month period employment period. This company provides paver installation and driveway sealant and coating services primarily to contractors in Southeast Florida.

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

The Company  was a  developmental  stage  enterprise  during its  initial  three three-month periods of operation for the fiscal three-month periods through December 31, 1997. During this development stage period, management devoted the majority of its efforts to research and development, financing, marketing and activities related to starting up production of its proprietary technology. These activities were funded by investments from stockholders and borrowings from unrelated third parties. Since fiscal three-month period 1998, the Company has been an operating stage enterprise based upon the several acquisitions that were completed. With acquisitions, particularly Atlas Chemical, we evolved from the development stage to an operating enterprise whose principal line of business was the sale of paints and coatings within the paint industry. With the closing of Atlas Chemical during November 2000, the Company is not presently manufacturing any paint or coating products. Furthermore, the Company's ThermaCool(TM) coating is not presently being manufactured.

We have not been able to generate sufficient sales during our operating history to fund our ongoing operating expenses or our continuing product development activities. The successful IPO completed in March 1997 allowed the Company to repay its then outstanding indebtedness and provided working capital. In fiscal three-month period 1994, the Company completed the development of its first product line. The Company has sustained significant operating losses since its inception resulting in an accumulated deficit of $13,636,342 at December 31, 2000.

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

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999

Sales

Total sales for the three-month period ended December 31, 2000, were $467,632 compared to $504,880 for the same period ending in 1999, which represented a decrease of $37,248, or 7%. This decrease was a result of our limited capital to expand and properly fund our Sealco/T-Coast Pavers operation in order to obtain higher margined contracts. Our Paver segment represented the majority of our sales during the three-month periods ended December 31, 2000 and 1999.

Cost of Sales

Cost of sales for the three-month period ended December 31, 2000, decreased $5,857 or 1% to $445,895 from $440,038 in the same period of 1999. Cost of sales as a percentage of sales increased to 95% from 87% for three-month period 2000 over 1999. This increase is attributed to higher cost of sales of our Sealco/T-Coast Pavers operation experienced during more recent three-month period. Consequently, the gross profit margin decreased to 5% for three-month period 2000 from 13% for the prior three-month period. Our Paver segment represented the our cost of sales during the three-month periods ended December 31, 2000 and 1999.

Selling, General and Administrative Expenses

For the three-month period ended December 31, 2000, total selling, general, and administrative expenses were $216,154 as compared to $759,300 for the three-month period ended December 31, 1999, a decrease of $543,146 or 72%. This decrease was the result of a reduction in overhead costs associated with our Daytona facility during the three-month period ended December 31, 2000. In addition, we incurred additional costs in October 1999 associated with the relocation of our corporate offices to 440 Fentress Blvd., Daytona Beach,
Florida from our former location in Sarasota, Florida. Our ThermaCell Technologies segment represented selling, general, and administrative expenses of $193,316 and $707,145 during the three-month periods ended 2000 and 1999, respectively. Our Paver segment represented selling, general, and administrative expenses of $22,838 and $52,155 during the three-month periods ended 2000 and 1999, respectively

Interest Expense

Interest expense, net of interest income, decreased 18%, or $14,672 to $66,582 for the three-month period ended December 31, 2000 from $81,254 in the previous three-month period ended December 31, 1999.

Loss on Discontinued Operations

During three-month period ended December 31, 2000, the company closed its Atlas Chemicals operation in Miami, Florida because of the lack of working capital. This closing resulted in a charge of $2,848,852 during the fiscal year ended September 30, 2000. During the three-month period ended December 31, 2000, we generated income, net of all expenses, from this discontinued division of $3,770. There was a charge of $146,347 in the prior three-month period for the closing of a specific operation within the paint division.

Net Loss

The net loss and the net loss per share was $257,229 and $0.042 respectively, for the three-month period ended December 31, 2000, as compared to a net loss and net loss per share of $922,059 and $0.39, respectively, for the three-month period ending December 31, 1999. The decrease in loss is, in part, attributed to the Company's lower level of selling, general and administrative costs over the prior three-month period and the charge for discontinued operations in the current three-month period. On a weighted average basis, there were 6,147,109 shares outstanding for three-month period ending December 31, 2000 as compared to 2,377,788 shares outstanding for three-month period ended December 31, 1999. Our ThermaCell Technologies segment represented a net loss of $257,341 and $764,227 during the three-month periods ended 2000 and 1999, respectively. Our Paver segment represented a net loss of $3,658 and $11,485 during the three-month periods ended 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its capital requirements and its business operations, including product development activities with funds provided by the sale of its securities and from borrowings. During three-month period ended December 31, 2000, the Company received $76,206 from an unaffiliated investor, PAMG LLC. During this period, only limited other capital, as discussed below, was received by the company to conduct its operations. Consequently, without the availability of adequate funding the company was forced to close some of its operations that included consolidating the American Paints business into the Miami location of Atlas Chemical, and thereafter the Atlas operation itself.

During the fiscal year ended September 30, 2000, the Company arranged the placement of an additional $315,000 from the holder of the 9% Redeemable
Convertible Promissory notes that provided financing in fiscal year ended September 30, 1999. In that financing, the Company issued two warrants to purchase 50,000 shares each of the Company's common stock at $2.00 per share. This placement was discounted from face value with the Company receiving approximately $900,000 after placement costs and expenses. Those funds were used for the relocation of its corporate offices to Daytona, Florida, establishment of its microsphere manufacturing facility at that location, and to supplement its working capital.

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

The Company continues to experience operating losses. The Company's net working capital and stockholders' deficit are $1,670,696 and $1,922,480 respectively, at December 31, 2000. The Company has not historically generated sufficient revenues from operations to self-fund its capital requirements. Management is focusing on raising additional capital to fund it present development. Management expects that it will be able to arrange for additional financial resources to properly execute its strategic plan although no assurances can be given that it will be successful in such endeavors. If it is not successful in this endeavor, then it will choices will be limited. The Company does not have sufficient working capital to meet its immediate needs. If capital is not immediately made available then the Company may be forced to seek protection within the Federal bankruptcy courts.

SEASONALITY AND FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company believes it will experience seasonal demand for its products and services in the coating and paver business.

INFLATION

Inflation has not proven to be a factor in the Company's business since its inception and is not expected to have a material impact on the Company's business in the foreseeable future.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                  -----------------

The Company is subject to a number of lawsuits and claims arising out of the conduct of its business. Management believes that the probable resolution of such matters may materially affect the financial position, results of operations or cash flows of the Company.

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


Item 5.           Other Information
                  -----------------

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


                                            ThermaCell Technologies, Inc.


Dated    6/18/2001                          /s/ Gerald Couture
                                            ---------------------------
                                            Gerald Couture
                                            Vice President, Finance