Form 10QSB
period 2001-03-31
THERMACELL TECHNOLOGIES INC
filed 2001-11-20
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001
                                    --------------

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

                                 (386) 253-6262
                                 ---------------
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No   X
    ----     ----


         The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of March 31, 2001 was 6,107,109.

         Transitional Small Business Disclosure Format:

Yes       No   X
   ----      ----

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES


                                      Index

                    Six Months Ended March 31, 2001 and 2000
                                   (Unaudited)




                                                                         Page
Part I - Financial Information                                           ----
------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet -
           March 31, 2001...............................................  1

         Consolidated Statements of Operations -
           Three months and six months ended
           March 31, 2001 and 2000......................................  2

         Consolidated Statements of Changes in Stockholders' Deficit
           Six months ended March 31, 2001..............................  3

         Consolidated Statements of Cash Flows -
           Six months ended
           March 31, 2001 and 2000......................................  4

         Notes to Consolidated Financial Statements.....................5 - 9

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................10 - 14

Part II - Other Information

Item 1. Legal Proceedings............................................... 15


Signatures.............................................................. 17

                 ThermaCell Technologies, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                           March 31, 2001 (Unaudited)



Assets
Current assets:
    Cash                                                                                               $     25,719
    Accounts receivable, trade, net of allowance for uncollectible accounts of $10,000                       42,005
    Prepaid expenses and other                                                                               76,600
                                                                                                       ------------
Total current assets                                                                                        144,324
                                                                                                       ------------

Property and equipment, net of accumulated depreciation                                                     659,674
                                                                                                       ------------

Other assets:
    Deposits                                                                                                 30,555
    Prepaid expenses                                                                                          3,025
    Other intangibles, net of accumulated amortization of $250,135                                          586,205
                                                                                                       ------------
Total other assets                                                                                          619,785
                                                                                                       ------------

                                                                                                       $  1,423,783
                                                                                                       ============
Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable                                                                                   $    680,416
    Accrued expenses                                                                                        795,624
    Accrued payroll                                                                                          14,964
    Current maturities of long-term debt:
        Notes payable                                                                                       200,441
        Capital leases                                                                                      273,511
                                                                                                       ------------
Total current liabilities                                                                                 1,964,956
                                                                                                       ------------

Long-term liabilities:
    Accrued expenses                                                                                        148,061
    Notes payable, net of current maturities and discount                                                   914,797
                                                                                                       ------------
Total long-term liabilities                                                                               1,062,858
                                                                                                       ------------

Stockholders' deficit:
    Preferred stock, Series A; $.0001 par value; 5,000,000 shares authorized;  0 shares issued and outstanding
    Preferred stock,  Series B convertible;  $1,000 stated value; 8.0% dividend;
        1,500 shares authorized; 0 shares issued and outstanding
    Common stock; $.0001 par value; 20,000,000 shares authorized; 6,147,109
        shares issued; 6,107,109 shares outstanding                                                             615
    Additional paid-in capital                                                                           11,659,041
    Common stock payable                                                                                  1,079,960
    Common stock receivable                                                                                 (72,500)
    Accumulated deficit                                                                                 (14,216,147)
    Treasury stock; 40,000 common shares                                                                    (55,000)
                                                                                                       ------------
Total stockholders' deficit                                                                              (1,604,031)
                                                                                                       ------------

                                                                                                       $  1,423,783
                                                                                                       ============



The accompanying notes are an integral part of the consolidated financial statements.

                 ThermaCell Technologies, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)




                                                             Three Months Ended                       Six Months Ended
                                                                  March 31,                               March 31,
                                                      --------------------------------       ------------------------------
                                                           2001              2000                 2001              2000
                                                      ---------------------------------------------------------------------

Sales                                                 $    395,258       $     504,751       $    862,891     $   1,009,631

Cost of sales                                              281,578             435,870            727,473           875,908
                                                      ---------------------------------------------------------------------

Gross profit                                               113,680              68,881            135,418           133,723

Selling, general and administrative
    expenses                                               577,135           2,644,188            793,290         3,403,488
                                                      ---------------------------------------------------------------------

Loss from operations                                      (463,455)         (2,575,307)          (657,872)       (3,269,765)

Interest expense                                          (125,619)            (74,133)          (192,562)         (155,387)
                                                      ---------------------------------------------------------------------

Loss from continuing operations
    before income taxes                                   (589,074)         (2,649,440)          (850,434)       (3,425,152)

Income (loss) from operations of
    discontinued division                                    9,269            (727,288)            13,400          (873,634)
                                                      ---------------------------------------------------------------------

Net loss                                              $   (579,805)      $  (3,376,728)      $   (837,034)    $  (4,298,786)
                                                      =====================================================================

Earnings (loss) per share:
    Basic loss per common share from
        continuing operations                         $       (.08)      $       (1.04)      $       (.12)    $       (1.37)
    Basic income (loss) per share from
        discontinued operations                                .00                (.29)               .00              (.35)
                                                      ---------------------------------------------------------------------

Net loss per share                                    $       (.08)      $       (1.33)      $       (.12)    $       (1.72)
                                                      =====================================================================

Weighted average number of common
    shares outstanding                                   7,649,094           2,542,788          6,979,912         2,492,788
                                                      =====================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                 ThermaCell Technologies, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Deficit

                   Six Months Ended March 31, 2001 (Unaudited)





                                                                       Common Stock                      Additional
                                                                 -------------------                      Paid-In
                                                                     Shares         Amount                Capital
                                                                 --------------------------------------------------

Balance, September 30, 2000                                          6,147,109       $   615        $    11,659,041

Common stock paid for, not issued

Net loss for the period
                                                                 --------------------------------------------------

Balance, March 31, 2001                                              6,147,109       $   615        $    11,659,041
                                                                 ==================================================

The accompanying notes are an integral part of the consolidated financial statements.


   Common             Common
    Stock              Stock                Accumulated        Treasury
   Payable          Receivable                Deficit           Stock               Total
--------------------------------------------------------------------------------------------

$      105,500       $    (72,500)      $   (13,379,113)     $   (55,000)     $   (1,741,457)

       974,460                                                                       974,460

                                               (837,034)                            (837,034)
--------------------------------------------------------------------------------------------

$    1,079,960      $     (72,500)      $   (14,216,147)     $   (55,000)     $   (1,604,031)
============================================================================================



                 ThermaCell Technologies, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)


                                                                                            Six Months Ended
                                                                                                March 31,
                                                                                   --------------------------------
                                                                                         2001               2000
                                                                                   --------------------------------
Operating activities
    Net loss                                                                       $   (837,034)     $   (4,298,786)
                                                                                   --------------------------------
    Adjustments to reconcile net loss to net cash
        used by operating activities:
           Depreciation and amortization                                                 91,468             191,822
           Interest and penalties on note conversion                                    200,203
           Amortization of discount on notes payable                                    116,371
           Decrease in:
               Accounts receivable                                                       83,671              21,852
               Inventory                                                                                    161,577
               Officer advance                                                            6,900              89,415
               Prepaid and other assets                                                  38,300             174,561
               Write-off of goodwill                                                                      1,115,826
               Loss on closure of division                                                                  912,347
           Increase (decrease) in:
               Accounts payable                                                        (133,739)           (112,120)
               Accrued expenses                                                         171,843             598,597
               Common stock issued for services                                                             797,979
                                                                                   --------------------------------
    Total adjustments                                                                   575,017           3,951,856
                                                                                   --------------------------------
    Net cash used by operating activities                                              (262,017)           (346,930)
                                                                                   --------------------------------

Investing activities
    Purchase of property and equipment                                                  (15,161)           (135,258)
    Acquisitions                                                                                           (215,000)
    Disbursement of cash in trust account                                                27,500
                                                                                   --------------------------------
    Net cash provided (used) by investing activities                                     12,339            (350,258)
                                                                                   --------------------------------

Financing activities
    Proceeds from issuance of notes payable                                             169,481             232,771
    Proceeds from common stock subscription                                             107,127              20,000
    Principal payments on capital leases and notes payable                              (14,090)            (57,960)
    Proceeds from payments on stockholder loan                                                              303,269
    Common stock issued for acquisitions                                                                    165,000
                                                                                   --------------------------------
    Net cash provided by financing activities                                           262,518             663,080
                                                                                   --------------------------------

Net increase (decrease) in cash                                                          12,840             (34,108)

Cash at beginning of period                                                              12,879              60,173
                                                                                   --------------------------------

Cash at end of period                                                              $     25,719      $       26,065
                                                                                   ================================

Supplemental disclosure of cash flow information:

    During the period ended March 31, 2001, the Company converted $566,667 of notes payable, plus accrued interest and penalties, into 6,883,595 shares of common stock that had not been issued as of March 31, 2001.

The accompanying notes are an integral part of the consolidated financial statements.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

              Six Months Ended March 31, 2001 and 2000 (Unaudited)


1.      Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the six months ended March 31, 2001 and 2000, (b) the financial position at March 31, 2001, and (c) cash flows for the six-month periods ended March 31, 2001 and 2000, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes of ThermaCell Technologies, Inc. and Subsidiaries (the "Company") should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2000. The results of operations for the three- and six-month period ended March 31, 2001 are not necessarily indicative of those to be expected for the entire year.

The accompanying consolidated financial statements include the accounts of ThermaCell Technologies, Inc. and its subsidiaries, Atlas Chemical Co. ("Atlas") and T-Coast Pavers ("T-Coast"), after elimination of material, inter-company accounts, and transactions.

Certain minor reclassifications have been made to the 2000 consolidated financial statements to conform to the classifications used in 2001.


2.      Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately $14,216,000 and negative working capital of approximately $1,821,000 as of March 31, 2001, and total liabilities exceeding total assets by approximately
$1,604,000 as of March 31, 2001. In addition, the Company has certain default judgments against it. Currently, management is soliciting additional equity investors to fund these losses. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

              Six Months Ended March 31, 2001 and 2000 (Unaudited)




2.      Going Concern (continued)

In addition, the Company is involved in several lawsuits for outstanding obligations from vendors, leasing companies, and certain professionals for services provided. There are default judgements that have been granted because the Company has not had the financial resources to appropriately defend itself as representation was declined or withdrawn. It is uncertain whether the Company will be able to pay these obligations in the future. Due to the financial and legal problems the Company is experiencing, the Board of Directors has decided to file for protection under Chapter 11 of the U.S. Bankruptcy Code. This filing occurred during November 2001. The Company has arranged for debtor-in-possession financing with its largest stockholder. The Company's intent is to submit a plan of reorganization that requests creditors to accept its shares and to have the debtor-in-possession funding source also accept the Company's shares as part of this reorganization. Current stockholders will be substantially diluted if the reorganization plan is confirmed. There is no assurance that the Company's plans to reorganize will be successful or approved. Management believes the shell technology is viable and that there are substantial markets for its products. The organization proceedings, if successful, will help the Company achieve its objectives and retain some stockholder value.


3.      Change in Control of Company

During the period ended March 31, 2001, Augustine Capital Fund, L.C. (the "Augustine Fund") elected to convert $566,667 of the Company's convertible notes payable into 6,883,595 shares of common stock, which is recorded as common stock payable in the consolidated financial statements. As a result of this conversion, the Augustine Fund is in a position to control the affairs of the Company as the issuance of these shares represents more than 50 percent voting control of the Company's common stock.


4.      Segment Information

The Company operates in two primary business segments that are identified based on products and services.

The Company, through its wholly owned subsidiary, T-Coast, installs brick pavers in driveways and sidewalks.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

              Six Months Ended March 31, 2001 and 2000 (Unaudited)




4.      Segment Information (continued)

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

The following table presents information about the results of operations of the Company's business segments for the six months ended March 31, 2001:


                                                             Paint     ThermaCell         Paver
                                                          Division    Technologies     Division  Consolidated
                                                       ------------------------------------------------------

    Sales                                                                             $862,891     $ 862,891

    Less cost of sales                                                                 727,473       727,473
                                                       -------------------------------------------------------

    Gross profit                                                                       135,418       135,418

    Selling, general and administrative                                $ 620,738       172,552       793,290
                                                       -------------------------------------------------------

    Loss from operations                                                (620,738)      (37,134)     (657,872)

    Other expenses:
        Interest expense                                                (188,183)       (4,379)     (192,562)
                                                       -------------------------------------------------------

    Loss from continuing operations
        before income taxes                                             (808,921)      (41,513)     (850,434)

    Income from discontinued operations                 $ 13,400                                      13,400
                                                       -------------------------------------------------------

    Net income (loss)                                   $ 13,400       $(808,921)     $(41,513)    $(837,034)
                                                       =======================================================


The following table presents information about the results of operations of the Company's business segments for the six months ended March 31, 2000:


                                                Paint          ThermaCell         Paver
                                              Division       Technologies       Division      Consolidated
                                              ------------------------------------------------------------

        Sales                                                $    40,000      $ 969,631        $ 1,009,631

        Less cost of sales                                        24,437        851,471            875,908
                                             -------------------------------------------------------------

        Gross profit                                              15,563        118,160            133,723


                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

              Six Months Ended March 31, 2001 and 2000 (Unaudited)




4.      Segment Information (continued)


                                                Paint          ThermaCell         Paver
                                              Division       Technologies       Division      Consolidated
                                              ------------------------------------------------------------

        Selling, general and administrative
           expenses                                            3,261,212        142,276          3,403,488
                                             -------------------------------------------------------------

        Loss from operations                                  (3,245,649)       (24,116)        (3,269,765)

        Other expenses:
           Interest expense                                     (149,388)        (5,999)          (155,387)
                                             -------------------------------------------------------------

        Loss from continuing operations
           before income taxes                                (3,395,037)       (30,115)        (3,425,152)

        Loss from discontinued operations    $ (873,634)                                          (873,634)
                                             -------------------------------------------------------------

        Net loss                             $ (873,634)     $(3,395,037)       $(30,115)      $(4,298,786)
                                             =============================================================


5.      Discontinued Operations

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

Summarized results of the paint division are as follows:


                                                                                2001              2000
                                                                           -------------------------------
        Net sales                                                          $   156,856       $   1,467,070
                                                                           ===============================
        Operating income (loss)                                            $    13,400       $    (873,634)
                                                                           ===============================
        Income (loss) from discontinued operations                         $    13,400       $    (873,634)
                                                                           ===============================

The remaining assets and liabilities of the paint division consist of the following in the March 31, 2001 consolidated balance sheet:

        Current assets                                            $      3,259
        Current liabilities                                           (504,685)
                                                                   ------------
        Net liabilities of discontinued operations                $   (501,426)
                                                                   ============

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

              Six Months Ended March 31, 2001 and 2000 (Unaudited)




6.      New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which is effective for the Company on January 1, 2002. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements.


7.      Subsequent Event

The Company entered into a Stock Purchase Termination Agreement that is effective as of April 1, 2001, which unwinds the purchase of T-Coast. Under this agreement, T-Coast returned 300,000 shares to the Company and the parties entered into mutual general releases. Maurice Malacarne, the stockholder of T-Coast, agreed to resign from the Company's Board of Directors.

The following table presents information about the results of operations of the Company's business segments for the six months ended March 31, 2001 and 2000, respectively, as if the unwinding of T-Coast occurred at October 1, 2001:


                                          Consolidated                             2001             2000
        ---------------------------------------------------                  -----------------------------
        Sales                                                                $         0      $     40,000
        Less cost of sales                                                             0            24,437
                                                                             -----------------------------
        Gross profit                                                                   0            15,563
        Selling, general and administrative                                      620,738         3,261,212
                                                                             -----------------------------
        Loss from operations                                                    (620,738)       (3,245,649)
        Other expenses:
           Interest expense                                                     (188,183)         (149,388)
                                                                             -----------------------------
        Loss from continuing operations  before income taxes                    (808,921)       (3,395,037)
        Income from discontinued operations                                       13,400          (873,634)
                                                                             -----------------------------
        Net loss                                                             $  (795,521)     $ (4,268,671)
                                                                             =============================

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

Our management believes that there is a broad range of applications for introduction in products of evacuated or partially evacuated shells, the effect of which is improved energy efficiency of such products because of the inherent insulating characteristics provided by the glass spheres. Our strategy is to commercially exploit the use of its shell technology to improve the "R" values of a number of products. In fiscal three-month period 1995, we completed the development of our first product line that consisted of paints and coatings containing shells in order to reduce heat transmission and improve the insulation values of the products. The products were marketed under the ThermaCool(TM) label. There have been little sales activities to promote this product since its introduction due to financial limitations.

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

We acquired T-Coast Pavers/Sealco Systems, Inc. on December 1, 1998 for 300,000 shares of its common stock, then valued at $300,000 and an employment agreement with its founder and key executive for the payment of an additional 300,000 shares over the three three-month period employment period. This company provides paver installation and driveway sealant and coating services primarily to contractors in Southeast Florida. We have entered into a Stock Purchase Termination Agreement, which is effective April 1, 2001, which unwinds the purchase of this company. Under this agreement, the 300,000 shares are returned to us and the parties entered into mutual general releases. Maurice Malacarne, the shareholder of T-Coast Pavers/Sealco Systems, Inc. agreed to resign from our board of directors.

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

We have not been able to generate sufficient sales during our operating history to fund our ongoing operating expenses or our continuing product development activities. The successful IPO completed in March 1997 allowed the Company to repay its then outstanding indebtedness and provided working capital. In fiscal three-month period 1994, the Company completed the development of its first product line. The Company has sustained significant operating losses since its inception resulting in an accumulated deficit of $14,216,147 at March 31, 2001.

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

Due to the financial and legal problems we are experiencing, our board of directors has decided to file for protection under Chapter 11 of the U.S. Bankruptcy Code. This filing occurred in November 2001. We have arranged for debtor-in-possession financing with our largest shareholder. Our intent is to submit a plan of reorganization, which requests creditors to accept our shares and to have the debtor-in-possession funding source also accept our shares as part of this reorganization. Current shareholders will be substantially diluted if the reorganization plan is confirmed. There is no assurance our plans to reorganize will be successful or approved. Management believes that the shell technology is viable and that there are substantial markets for its products. The organization proceedings, if successful, will help ThermaCell achieve its objectives and retain some shareholder value.

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2000

Sales

Total sales for the  three-month  period  ended March 31,  2001,  were  $395,258 compared to $504,751 for the same period ending in 2000, which represented a decrease of $109,493, or 22%. This decrease was a result of our limited capital to expand and properly fund our Sealco/T-Coast Pavers operation. Our Paver segment represented the majority of our sales during the three-month periods ended March 31, 2001 and 2000.

Cost of Sales

Cost of sales for the three-month period ended March 31, 2001, decreased $154,292 or 35% to $281,578 from $435,870 in the same period of 2000. Cost of sales as a percentage of sales decreased to 71% from 86% for three-month period 2001 as compared to 2000. This decrease is attributed to obtaining higher margined contracts while maintaining a lower cost of sales in our Sealco/T-Coast Pavers operation during the recent three-month period. Consequently, the gross profit margin increased to 29% for three-month period 2001 from 14% for the prior three-month period. Our Paver segment represented the majority of our cost of sales during the three-month periods ended March 31, 2001 and 2000.

Selling, General and Administrative Expenses

For the three-month period ended March 31, 2001, total selling, general, and administrative expenses were $577,135 as compared to $2,644,188 for the three-month period ended March 31, 2000, a decrease of $2,067,053 or 78%. This decrease is primarily related to consulting fees paid with our common stock during the three-month period ended March 31, 2000.

Interest Expense

Interest expense, net of interest income, increased 69%, or $51,486 to $125,619 for the three-month period ended March 31, 2001 from $74,133 in the previous three-month period ended March 31, 2000. This increase is the result of interest expense and penalties incurred on our convertible debentures.

Loss on Discontinued Operations

During three-month period ended December 31, 2000, the company closed its Atlas Chemicals operation in Miami, Florida because of the lack of working capital. This closing resulted in a charge of $2,848,852 during the fiscal year ended September 30, 2000. During the three-month period ended March 31, 2001, we generated income, net of all expenses, from this discontinued division of $9,269.

Net Loss

The net loss and the net loss per share was $579,805 and $0.08 respectively, for the three-month period ended March 31, 2001, as compared to a net loss and net loss per share of $3,376,728 and $1.33, respectively, for the three-month period ending March 31, 2000. The decrease in loss is, in part, attributed to the Company's lower level of selling, general and administrative costs over the prior three-month period and the charge for discontinued operations in the prior three-month period with no similar charge in the current period. On a weighted average basis, there were 7,649,094 shares outstanding for three-month period ending March 31, 2001 as compared to 2,542,788 shares outstanding for three-month period ended March 31, 2000.

FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE SIX-MONTH PERIOD ENDED MARCH 31, 2000

Sales

Total sales for the six-month period ended March 31, 2001, were $862,891 compared to $1,009,631 for the same period ending in 2000, which represented a decrease of $146,740, or 15%. This decrease was a result of our limited capital to expand and properly fund our Sealco/T-Coast Pavers operation. Our Paver segment represented the majority of our sales during the six-month periods ended March 31, 2001 and 2000.

Cost of Sales

Cost of sales for the six-month period ended March 31, 2001, decreased $148,435 or 17% to $727,473 from $875,908 in the same period of 2000. Cost of sales as a percentage of sales decreased to 84% from 87% for six-month period 2001 as compared to 2000. This decrease is attributed to obtaining higher margined contracts while maintaining a lower cost of sales in our Sealco/T-Coast Pavers operation during the recent six-month period. Consequently, the gross profit margin increased to 16% for six-month period 2001 from 13% for the prior six-month period. Our Paver segment represented the majority of our cost of sales during the six-month periods ended March 31, 2001 and 2000.

Selling, General and Administrative Expenses

For the six-month period ended March 31, 2001, total selling, general, and administrative expenses were $793,290 as compared to $3,403,488 for the six-month period ended March 31, 2000, a decrease of $2,610,198 or 77%. This decrease is primarily related to consulting fees paid with our common stock during the six month period ended March 31, 2000. Our ThermaCell Technologies segment represented selling, general, and administrative expenses of $620,738 and $3,261,212 during the six-month periods ended 2001 and 2000, respectively. Our Paver segment represented selling, general, and administrative expenses of $172,552 and $142,276 during the six-month periods ended 2001 and 2000, respectively.

Interest Expense

Interest expense, net of interest income, increased 24%, or $37,175 to $192,562 for the six-month period ended March 31, 2001 from $155,387 in the previous six-month period ended March 31, 2000. This increase is the result of interest expense and penalties incurred on our convertible debentures.

Loss on Discontinued Operations

During six-month period ended December 31, 2000, the company closed its Atlas Chemicals operation in Miami, Florida because of the lack of working capital. This closing resulted in a charge of $2,848,852 during the fiscal year ended September 30, 2000. During the six-month period ended March 31, 2001, we generated income, net of all expenses, from this discontinued division of $13,400.

Net Loss

The net loss and the net loss per share was $837,034 and $0.12 respectively, for the six-month period ended March 31, 2001, as compared to a net loss and net loss per share of $4,298,786 and $1.72, respectively, for the six-month period ending March 31, 2000. The decrease in loss is, in part, attributed to the Company's lower level of selling, general and administrative costs over the prior six-month period and the charge for discontinued operations in the prior six-month period with no similar charge in the current period. On a weighted average basis, there were 6,979,912 shares outstanding for six-month period ending March 31, 2001 as compared to 2,492,788 shares outstanding for six-month period ended March 31, 2000. Our ThermaCell Technologies segment represented a net loss of $808,921 and $3,395,037 during the six-month periods ended 2001 and 2000, respectively. Our Paver segment represented a net loss of $41,513 and $30,115 during the six-month periods ended 2001 and 2000, respectively.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its capital requirements and its business operations, including product development activities with funds provided by the sale of its securities and from borrowings. During six-month period ended March 31, 2001, the Company received $276,608 from various investors. During this period, only limited other capital, as discussed below, was received by the company to conduct its operations. Consequently, without the availability of adequate funding the company was forced to close some of its operations that included consolidating the American Paints business into the Miami location of Atlas Chemical, and thereafter the Atlas operation itself.

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

During March 2001, conversion of $566,667, a portion of the debt held by the Augustine Fund, who holds all remaining convertible debt was completed into 6,883,595 shares of common stock which represents more than 50% voting control of the outstanding common stock of the company. With this conversion, the principals of Augustine Capital are in a position to control the affairs of the company. Augustine Capital has agreed, subject to certain additional due diligence, to provide additional capital to the company.

The Company continues to experience operating losses. The Company's net working capital and stockholders' deficit are $1,820,632 and $1,604,031 respectively, at March 31, 2001. The Company has not historically generated sufficient revenues from operations to self-fund its capital requirements. Management is focusing on raising additional capital to fund it present development. Management expects that it will be able to arrange for additional financial resources to properly execute its strategic plan although no assurances can be given that it will be successful in such endeavors. If it is not successful in this endeavor, then it will choices will be limited. The Company does not have sufficient working capital to meet its immediate needs.

Due to the financial and legal problems we are experiencing, our board of directors has decided to file for protection under Chapter 11 of the U.S. Bankruptcy Code. This filing occurred in November 2001. We have arranged for debtor-in-possession financing with our largest shareholder. Our intent is to submit a plan of reorganization, which requests creditors to accept our shares and to have the debtor-in-possession funding source also accept our shares as part of this reorganization. Current shareholders will be substantially diluted if the reorganization plan is confirmed. There is no assurance our plans to reorganize will be successful or approved. Management believes that the shell technology is viable and that there are substantial markets for its products. The organization proceedings, if successful, will help ThermaCell achieve its objectives and retain some shareholder value.

SEASONALITY AND FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company believes it will experience some, but not a material change in seasonal demand for its products and services in the paver business.

INFLATION

Inflation has not proven to be a factor in the Company's business since its inception and is not expected to have a material impact on the Company's business in the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which is effective for the Company on January 1, 2002. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements.

NO REVIEW

The consolidated financial statements for the three months and six months ended March 31, 2000 are not reviewed by an independent auditor.

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

Due to the financial and legal problems we are experiencing, our board of directors has decided to file for protection under Chapter 11 of the U.S. Bankruptcy Code. This filing occurred in November 2001. We have arranged for debtor-in-possession financing with our largest shareholder. Our intent is to submit a plan of reorganization, which requests creditors to accept our shares and to have the debtor-in-possession funding source also accept our shares as part of this reorganization. Current shareholders will be substantially diluted if the reorganization plan is confirmed. There is no assurance our plans to reorganize will be successful or approved. Management believes that the shell technology is viable and that there are substantial markets for its products. The organization proceedings, if successful, will help ThermaCell achieve its objectives and retain some shareholder value.

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


Item 6. Exhibits and reports on Form 8k
        -------------------------------

          Exhibit 10.1

          Stock  Purchase  Termination   Agreement,   by  and  among  Thermacell
          Technologies, Inc. and Maurice Malacarne, Judy Malacarne and T-Coast Pavers/Sealco Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ThermaCell Technologies, Inc.


Dated: 11/19/2001
                                              /s/ James Hagarman
                                              ------------------
                                              James Hagarman
                                              President