Form 10QSB
period 2001-06-30
THERMACELL TECHNOLOGIES INC
filed 2002-03-11
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001
                                    -------------

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

               901 Chestnut St., Suite A Clearwater, Florida 33756
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (386) 253-6262
                                 --------------
                           (Issuer's Telephone Number)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  X
    ----     ----


         The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of June 30, 2001 was 5,807,109.

         Transitional Small Business Disclosure Format:

Yes      No  X
    ----    ----

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES


                                      Index

                    Nine Months Ended June 30, 2001 and 2000
                                   (Unaudited)




                                                                            Page
                                                                            ----
Part I - Financial Information
------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet -
           June 30, 2001.................................................      1

         Consolidated Statements of Operations -
           Three months and nine months ended
           June 30, 2001 and 2000........................................      2

         Consolidated Statements of Changes in Stockholders' Deficit
           Nine months ended June 30, 2001...............................      3

         Consolidated Statements of Cash Flows -
           Nine months ended
           June 30, 2001 and 2000........................................      4

         Notes to Consolidated Financial Statements......................  5 - 9

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................10 - 14

Part II - Other Information

Item 1. Legal Proceedings................................................     15


Signatures...............................................................     16

                           THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     Consolidated Balance Sheet

                                     June 30, 2001 (Unaudited)

Assets
Current assets:
   Cash                                                                          $             7,367
   Prepaid expenses and other                                                                 60,475
                                                                                    -----------------
Total current assets                                                                          67,842
                                                                                    -----------------

Property and equipment, net of accumulated depreciation                                      514,491
                                                                                    -----------------

Other assets:
   Deposits                                                                                   30,555
   Other intangibles, net of accumulated amortization of $263,235                            573,105
                                                                                    -----------------
                                                                                             603,660
                                                                                    -----------------

                                                                                 $         1,185,993
                                                                                    =================


Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable                                                              $           574,632
   Accrued expenses                                                                          895,202
   Accrued payroll                                                                             7,568
   Current maturities of long-term debt:
     Notes payable                                                                         1,275,912
     Capital leases                                                                          179,389
                                                                                    -----------------
Total current liabilities                                                                  2,932,703
                                                                                    -----------------

Long-term liabilities:
   Accrued expenses                                                                          174,083
                                                                                    -----------------
Total long-term liabilities                                                                  174,083
                                                                                    -----------------

Stockholders' deficit:
   Preferred stock, Series A; $.0001 par value;  5,000,000 shares authorized;
     0 shares issued and outstanding
   Preferred stock,  Series B convertible;  $1,000 stated value;  8.0% dividend;
     1,500 shares authorized; 0 shares issued and outstanding
   Common stock; $.0001 par value; 20,000,000 shares authorized;
     5,847,109 shares issued; 5,807,109 shares outstanding                                       585
   Additional paid-in capital                                                             11,712,394
   Common stock payable                                                                    1,079,961
   Common stock receivable                                                                   (72,500)
   Accumulated deficit                                                                   (14,586,233)
   Treasury stock; 40,000 common shares                                                      (55,000)
                                                                                    -----------------
Total stockholders' deficit                                                               (1,920,793)
                                                                                    -----------------

                                                                                 $         1,185,993
                                                                                    =================


The accompanying notes are an intregral part of the consolidated financial statements.



                                          THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        Consolidated Statements of Operations (Unaudited)



                                                           Three Months Ended                          Nine Months Ended
                                                                June 30,                                   June 30,
                                                  -------------------------------------      --------------------------------------
                                                       2001                  2000                 2001                   2000
                                                  ---------------        --------------      ----------------       ---------------

Sales                                           $              -       $        30,672     $               -      $         70,672

Cost of sales                                                  -                     -                     -                24,437
                                                  ---------------        --------------      ----------------       ---------------

Gross profit                                                   -                30,672                     -                46,235

Selling, general and administrative
      expenses                                           282,339               349,484               939,143             2,494,870
Write-off of goodwill                                          -                     -                     -             1,115,826
                                                  ---------------        --------------      ----------------       ---------------

Loss from operations                                    (282,339)             (318,812)             (939,143)           (3,564,461)

Interest expense                                         (87,750)              (93,760)             (275,933)             (243,148)
                                                  ---------------        --------------      ----------------       ---------------

Loss from continuing operations
      before income taxes                               (370,089)             (412,572)           (1,215,076)           (3,807,609)

Income (loss) from operations of
      discontinued divisions                                   -              (623,803)                7,956            (1,527,553)
                                                  ---------------        --------------      ----------------       ---------------

Net loss                                        $       (370,089)      $    (1,036,375)    $      (1,207,120)     $     (5,335,162)
                                                  ===============        ==============      ================       ===============

Earnings (loss) per share:
      Basic loss per share from
          continuing operations                 $          (0.03)      $         (0.13)    $           (0.13)     $          (1.25)
      Basic income (loss) per share from
          discontinued operations                              -                 (0.19)                 0.00                 (0.50)
                                                  ---------------        --------------      ----------------       ---------------

Net loss per share                              $          (0.03)      $         (0.32)    $           (0.13)     $          (1.75)
                                                  ===============        ==============      ================       ===============

Weighted average number of
      common shares outstanding                       12,942,501             3,205,273             8,981,003             3,055,136
                                                  ===============        ==============      ================       ===============


The accompanying notes are an intregral part of the consolidated financial statements.

                          THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    Consolidated Statements of Changes in Stockholders' Deficit

                            Nine Months Ended June 30, 2001 (Unaudited)



                                      Common Stock         Additional      Common         Common
                                 ----------------------
                                  Number of                 Paid-in        Stock          Stock
                                   Shares        Amount     Capital       Payable       Receivable
                                 -----------   -----------------------  ------------  --------------
Balance September 30, 2000        6,147,109  $     615  $  11,659,041  $    105,500  $      (72,500)

Common stock paid for, not issued
and conversion of note payable            -          -              -       974,461               -

Common stock cancelled per stock
purchase termination agreement     (300,000)       (30)        53,353             -               -

Net loss for the period                   -          -              -             -               -
                                 -----------   --------   ------------  ------------  --------------
Balance, June 30, 2001            5,847,109  $     585  $  11,712,394 $   1,079,961 $       (72,500)
                                 ===========   ========   ============  ============  ==============


    Accumulated      Treasury
      Deficit         Stock         Total
    ------------   -----------   ------------
  $ (13,379,113) $    (55,000) $  (1,741,457)


              -             -        974,461


              -             -         53,323

     (1,207,120)            -     (1,207,120)
     -----------    ----------   ------------
  $ (14,586,233) $    (55,000) $  (1,920,793)
    ============   ===========   ============


The accompanying notes are an intregral part of the consolidated financial statements.

                       THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows (Unaudited)


                                                                       Nine Months Ended
                                                                           June 30,
                                                                  ----------------------------
                                                                      2001           2000
                                                                  -------------  -------------

Operating activities
   Net loss                                                       $ (1,207,120)  $ (5,335,162)
                                                                  -------------  -------------

   Adjustments to reconcile net loss to net cash
    used by operating activities:
        Depreciation and amortization                                  130,567        205,614
        Interest and penalties on note conversion
         paid with common stock                                        200,203              -
        Amortization of discount on notes payable                      149,371              -
        Write-off of goodwill                                                -      1,115,826
        Loss on closure of division                                          -        912,347
        Common stock issued for services                                     -      1,545,715
        Decrease in:
         Accounts receivable                                            83,671         56,393
         Inventory                                                           -        232,184
         Officer advance                                                 6,900              -
         Prepaid and other assets                                       57,450       (601,135)
        Increase (decrease) in:
         Accounts payable                                             (127,269)       398,812
         Accrued expenses                                              297,442        597,529
                                                                  -------------  -------------
     Total adjustments                                                 798,335      4,463,285
                                                                  -------------  -------------

                                                                  -------------  -------------
     Net cash used by operating activities                            (408,785)      (871,877)
                                                                  -------------  -------------

Investing activities
   Purchase of property and equipment                                  (22,351)      (195,948)
   Acquisitions                                                              -       (215,000)
   Expenditures for patent, net                                                       (29,412)
   Disbursement of cash in trust account                                27,500              -

                                                                  -------------  -------------
   Net cash provided (used) by investing activities                      5,149       (440,360)
                                                                  -------------  -------------

Financing activities
   Proceeds from issuance of notes payable                             305,087        530,072
   Proceeds from common stock subscription                             107,127        455,000
   Reduction of capital leases and notes payable                       (14,090)       (57,960)
   Proceeds from payments on stockholder loan                                -        303,269
   Issuance of common stock as payment for note payable                      -        153,408
   Common stock issued for acquisitions                                      -        165,000

                                                                  -------------  -------------
   Net cash provided by financing activities                           398,124      1,548,789
                                                                  -------------  -------------

   Net increase (decrease) in cash                                      (5,512)       236,552

   Cash at beginning of period                                          12,879         60,173
                                                                  -------------  -------------

   Cash at end of period                                               $ 7,367      $ 296,725
                                                                  =============  =============


Supplemental disclosure of cash flow information

   During the period ended June 30, 2001, the Company converted $566,667 of notes payable, plus $100,464 accrued interest and penalties, into 6,883,595 shares of common stock that had not been issued as of June 30, 2001.

   During the period ended June 30, 2001, the Company divested Sealco in a non-cash transaction with a net effect on assets of $53,353 recorded as an increase to additional paid-in capital.

The accompanying notes are an intregral part of the consolidated financial statements.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

              Nine Months Ended June 30, 2001 and 2000 (Unaudited)


1.      Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended June 30, 2001 and 2000, (b) the financial position at June 30, 2001, and (c) cash flows for the three and nine months ended June 30, 2001 and 2000, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes of ThermaCell Technologies, Inc. and Subsidiaries (the "Company") should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2000. The results of operations for the three- and nine-month period ended June 30, 2001 are not necessarily indicative of those to be expected for the entire year.

The accompanying consolidated financial statements include the accounts of ThermaCell Technologies, Inc. and its subsidiary, Atlas Chemical Co. ("Atlas"), after elimination of material, inter-company accounts, and transactions.

Reclassifications have been made to the 2000 consolidated financial statements to conform to the classifications used in 2001, and to reflect accounting effects of discontinued operations.


2.      Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately $14,586,000 and negative working capital of approximately $2,864,861 as of June 30, 2001, and total liabilities exceeding total assets by approximately
$1,921,000 as of June 30, 2001. In addition, the Company has certain default judgments against it. Currently, management is soliciting additional equity investors to fund these losses. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

              Nine Months Ended June 30, 2001 and 2000 (Unaudited)




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


3.      Change in Control of Company

During the period ended June 30, 2001, Augustine Capital Fund, L.C. (the "Augustine Fund") elected to convert $566,667 of the Company's convertible notes payable into 6,883,595 shares of common stock, which is recorded as common stock payable in the consolidated financial statements. As a result of this conversion, the Augustine Fund is in a position to control the affairs of the Company as the issuance of these shares represents more than 50 percent voting control of the Company's common stock.


4.      Segment Information

The Company operated in two primary business segments that are identified based on products and services during the period ended March 31, 2001. After April 1, 2001, the Company operated in only one business segment.

The Company, through its wholly owned subsidiary, T-Coast, installed brick pavers in driveways and sidewalks. On November 7, 2001, the Company entered into a Stock Purchase Termination Agreement that is effective as of April 1, 2001, which divests the purchase of T-Coast. T-Coast was treated as a discontinued operation during the period ended June 30, 2001.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

              Nine Months Ended June 30, 2001 and 2000 (Unaudited)


4.      Segment Information (continued)

The  Company,  through its wholly  owned  subsidiary,  Atlas,  manufactures  and
distributes  paints  and  coatings.   The  paint  division  adopted  a  plan  of
disposition during the year ended September 30, 2000.

The Company is preparing to manufacture and sell microscopic evacuated glass spheres (microspheres) in the current fiscal year. During the current year, the Company incurred expenses in perfecting the manufacturing process. Corporate general and administrative expenses are included in this division. This segment is identified as ThermaCell Technologies.

Substantially all assets of the Company are held by the ThermaCell division.

The following table presents information about the results of operations of the Company's business segments for the nine months ended June 30, 2001:



                                                             Paint     ThermaCell       Paver
                                                          Division    Technologies     Division   Consolidated
                                                       -------------------------------------------------------

    Sales                                                                                          $       0

    Less cost of sales                                                                                     0
                                                       -------------------------------------------------------

    Gross profit                                                                                           0

    Selling, general and administrative                                $ 939,143                     939,143
                                                       -------------------------------------------------------

    Loss from operations                                               (939,143)                    (939,143)

    Other expenses:
        Interest expense                                               (275,933)                    (275,933)
                                                       -------------------------------------------------------

    Loss from continuing operations
        before income taxes                                          (1,215,076)                  (1,215,076)

    Income (loss) from discontinued operations          $ 14,900                      (6,944)         (7,956)
                                                       -------------------------------------------------------

    Net income (loss)                                   $ 14,900   $ (1,215,076)    $ (6,944)    $(1,207,120)
                                                       =======================================================


The following table presents information about the results of operations of the Company's business segments for the nine months ended June 30, 2000:



                                                Paint          ThermaCell         Paver
                                              Division       Technologies       Division      Consolidated
                                              ------------------------------------------------------------

        Sales                                                $    70,672                       $    70,672

        Less cost of sales                                        24,437                            24,437
                                             -------------------------------------------------------------

        Gross profit                                              46,235                            46,235


                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

              Nine Months Ended June 30, 2001 and 2000 (Unaudited)




4.      Segment Information (continued)


                                                Paint          ThermaCell         Paver
                                              Division       Technologies       Division      Consolidated
                                              ------------------------------------------------------------

        Selling, general and administrative
           expenses                                            3,610,696                         3,610,696
                                             -------------------------------------------------------------

        Loss from operations                                  (3,564,461)                       (3,564,461)

        Other expenses:
           Interest expense                                     (243,148)                         (243,148)
                                             -------------------------------------------------------------

        Loss from continuing operations
           before income taxes                                (3,807,609)                       (3,807,609)

        Loss from discontinued operations    $(1,449,178)                       $(78,375)      $(1,527,553)
                                             -------------------------------------------------------------

        Net loss                             $(1,449,178)    $(3,807,609)       $(78,375)      $(5,335,162)
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

Summarized results of the paint division are as follows for the nine month periods ended June 30:


                                                                                2001              2000
                                                                           -------------------------------
        Net sales                                                          $   158,356       $   1,890,105
                                                                           ===============================
        Operating income (loss)                                            $    14,900       $  (1,449,178)
                                                                           ===============================
        Income (loss) from discontinued operations                         $    14,900       $  (1,449,178)
                                                                           ===============================

The remaining assets and liabilities of the paint division consist of the following in the June 30, 2001 consolidated balance sheet:

        Current assets                                             $      3,529
        Current liabilities                                            (504,685)
                                                                    ------------
        Net liabilities of discontinued operations                 $   (501,156)
                                                                    ============

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

              Nine Months Ended June 30, 2001 and 2000 (Unaudited)


The Company entered into a Stock Purchase Termination Agreement that is effective as of April 1, 2001, which divests the purchase of T-Coast, the Company's paver division in exchange for 300,000 shares of common stock which was then retired. The results of operations of the paver division for the periods presented are reported as a component of discontinued operations, with the prior year similarly reclassified in the consolidated statements of operations. The difference between the assets and the liabilities related to the paver division of approximately $550,000 less an inter-company account in the amount of approximately $275,000 which was released by both parties and the investment in T-Coast of approximately $225,000 was recorded to additional paid-in capital at the disposal date of April 1, 2001.

Summarized results of the paver division are as follows for the nine month periods ended June 30,:

                                                   2001              2000
                                              -------------------------------
        Net sales                             $ 1,004,657       $   1,284,424
                                              ===============================
        Operating loss                        $    (6,944)      $     (78,375)
                                              ===============================
        Loss from discontinued operations     $    (6,944)      $     (78,375)
                                              ===============================

There are no remaining assets and liabilities of the paver division at June 30, 2001.


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

In October 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for Impairment of Long - Lived Assets. SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. SFAS 144 is required to be applied for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have an impact on its financial position or results of operations.


7.      Subsequent Event

On November 7, 2001, the Company entered into a Stock Purchase Termination Agreement that is effective as of April 1, 2001, which divests the purchase of T-Coast. Under this agreement, T-Coast returned 300,000 shares to the Company and the parties entered into mutual general releases. Maurice Malacarne, the stockholder of T-Coast, agreed to resign from the Company's Board of Directors. The Company was classified as a discontinued operation as of April 1, 2001 and has been reflected as such in these financial statements.

In November 2001 the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

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

On July 28, 1997, we acquired all the outstanding common stock, representing 100% ownership of Atlas Chemical Co., a paint manufacturer and distributor, located in Miami, Florida. The Company acquired this firm so that it would have a larger manufacturing facility to both expand production of paints and coatings and to obtain an established marketing and distribution channel which included major accounts such as Ace Hardware, Lowes, and others. This facility and operations were closed on November 24, 2000 because of the lack of funds to maintain the operation. All personnel were terminated on that date.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

We acquired T-Coast Pavers/Sealco Systems, Inc. on December 1, 1998 for 300,000 shares of its common stock, then valued at $300,000 and an employment agreement with its founder and key executive for the payment of an additional 300,000 shares over the three three-month period employment period which were not issued. This company provides paver installation and driveway sealant and coating services primarily to contractors in Southeast Florida. We have entered into a Stock Purchase Termination Agreement, which is effective April 1, 2001, which divests the purchase of this company. Under this agreement, the 300,000 shares are returned to us and the parties entered into mutual general releases. Maurice Malacarne, the shareholder of T-Coast Pavers/Sealco Systems, Inc. agreed to resign from our board of directors. We classified T-Coast Pavers as a discontinued operation as of April 1, 2001 and has been reflected as such in these financial statements.

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

We have not been able to generate sufficient sales during our operating history to fund our ongoing operating expenses or our continuing product development activities. The successful IPO completed in March 1997 allowed the Company to repay its then outstanding indebtedness and provided working capital. In fiscal three-month period 1994, the Company completed the development of its first product line. The Company has sustained significant operating losses since its inception resulting in an accumulated deficit of $14,586,233 at June 30, 2001.

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

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2000

Sales

Total sales for the three-month period ended June 30, 2001, were $-0- compared to $30,672 for the same period ending in 2000, which represented a decrease of $30,672. This decrease was a result of our limited capital to expand and properly fund our operations.

Cost of Sales

There was no cost of sales for the three-month period ended June 30, 2001 and 2000.

Selling, General and Administrative Expenses

For the three-month period ended June 30, 2001, total selling, general, and administrative expenses were $282,339 as compared to $349,484 for the three-month period ended June 30, 2000, a decrease of $67,145 or 19%. This decrease is primarily related to our limited operations as we develop our microsphere technologies during the period ended June 30, 2001.

Interest Expense

Interest expense, net of interest income, decreased 6%, or $6,010 to $87,750 for the three-month period ended June 30, 2001 from $93,760 in the previous three-month period ended June 30, 2000. This decrease is the result of the conversion of $566,667 of convertible debentures into common stock during the period ended June 30, 2001 which reduced interest expense during the period.

Loss on Discontinued Operations

During three-month period ended June 30, 2000, we had a $623,803 loss from discontinued operations of our paint and paver divisions. We had no similar charge during the three-month period ended June 30, 2001.

Net Loss

The net loss and the net loss per share was $370,089 and $0.03 respectively, for the three-month period ended June 30, 2001, as compared to a net loss and net loss per share of $1,036,375 and $0.32, respectively, for the three-month period ending June 30, 2000. The decrease in loss is, in part, attributed to the Company's lower level of selling, general and administrative costs over the prior three-month period and no charge for discontinued operations during the three-month period ended June 30, 2001. On a weighted average basis, there were 12,942,501 shares outstanding for three-month period ending June 30, 2001 as compared to 3,205,273 shares outstanding for three-month period ended June 30, 2000.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

FOR THE NINE-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE NINE-MONTH PERIOD ENDED JUNE 30, 2000

Sales

Total sales for the nine-month period ended June 30, 2001, were $-0- compared to $70,672 for the same period ending in 2000, which represented a decrease of $70,672. This decrease was a result of our limited capital to expand and properly fund our operations.

Cost of Sales

Cost of sales for the nine-month period ended June 30, 2001, decreased to $-0-from $24,437 in the same period of 2000.

Selling, General and Administrative Expenses

For the nine-month period ended June 30, 2001, total selling, general, and administrative expenses were $904,575 as compared to $2,494,870 for the nine-month period ended June 30, 2000, a decrease of $1,590,295 or 64%. This decrease is primarily related to our limited operations as we develop our microsphere technologies during the period ended June 30, 2001.

Write-off of Goodwill

During the nine-month period ended June 30, 2000 we wrote off $1,115,826 of goodwill associated with the discontinued operations of our paint division.

Interest Expense

Interest expense, net of interest income, increased 14%, or $32,785 to $275,933 for the nine-month period ended June 30, 2001 from $243,148 in the previous nine-month period ended June 30, 2000. Interest expense is primarily related to our convertible debentures.

Loss on Discontinued Operations

During year ended September 30, 2000, the company closed its Atlas Chemicals operation in Miami, Florida because of the lack of working capital. This closing resulted in a charge of $2,848,852 during the fiscal year ended September 30, 2000. During the nine-month period ended June 30, 2001, we generated income, net of all expenses, from this discontinued division of $14,900.

We have entered into a Stock Purchase Termination Agreement, which is effective April 1, 2001, which divests the purchase of T-Coast Pavers. Under this agreement, the 300,000 shares are returned to us and the parties entered into mutual general releases. During the nine-month periods ended June 30, 2001 and 2000, T-Coast Pavers was recorded as a discontinued operation that resulted in a loss of $6,944 and $78,375.

Net Loss

The net loss and the net loss per share was $1,207,120 and $0.13 respectively, for the nine-month period ended June 30, 2001, as compared to a net loss and net loss per share of $5,335,162 and $1.75, respectively, for the nine-month period ending June 30, 2000. The decrease in loss is, in part, attributed to the Company's lower level of selling, general and administrative costs over the prior nine-month period and the charge for discontinued operations in the prior nine-month period with a lower charge in the current period. On a weighted average basis, there were 8,981,003 shares outstanding for nine-month period ending June 30, 2001 as compared to 3,055,136 shares outstanding for nine-month period ended June 30, 2000.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its capital requirements and its business operations, including product development activities with funds provided by the sale of its securities and from borrowings. During nine-month period ended June 30, 2001, the Company received $412,213 from various investors. During this period, only limited other capital, as discussed below, was received by the company to conduct its operations. Consequently, without the availability of adequate funding the company was forced to close some of its operations that included consolidating the American Paints business into the Miami location of Atlas Chemical, and thereafter closing the Atlas operation itself.

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

The Company continues to experience operating losses. The Company's net working capital and stockholders' deficit are $2,864,861 and $1,920,793 respectively, at June 30, 2001. The Company has not historically generated sufficient revenues from operations to self-fund its capital requirements. Management is focusing on raising additional capital to fund it present development. Management expects that it will be able to arrange for additional financial resources to properly execute its strategic plan although no assurances can be given that it will be successful in such endeavors. If it is not successful in this endeavor, then it will choices will be limited. The Company does not have sufficient working capital to meet its immediate needs.

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

In October 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for Impairment of Long - Lived Assets. SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. SFAS 144 is required to be applied for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have an impact on its financial position or results of operations.

NO REVIEW

The consolidated financial statements for the three months and nine months ended June 30, 2000 are not reviewed by an independent auditor.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                  -----------------

The Company is subject to a number of lawsuits and claims arising out of the conduct of its business. Management believes that the probable resolution of such matters may materially affect the financial position, results of operations or cash flows of the Company.

On October 4, 2000, a judgment was rendered by the United States District Court Middle District of Florida in a trial regarding claims made by Mr. Russell Haraburda and Eden Group, Inc. against John Pidorenko, the Company's former president, and the Company for monies purportedly due for arranging financing for the Company prior to its IPO in March of 1997. The judgment concluded that no monies or other consideration was due Mr. Haraburda or Eden Group. The Company's claims regarding two promissory notes of the Eden Group, Inc., Mr. Haraburda's firm, that are unpaid were also denied. Subsequently, Mr. Russell Haraburda and Eden Group, Inc. appealed the decision to the United State Court of Appeals for the Eleventh Circuit. The company also appealed the decision regarding the obligations of Eden Group, Inc. under the promissory notes. This court affirmed the lower court's decision and there has been no further action by Mr. Russell Haraburda and Eden Group, Inc.

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

Item 3.           Defaults Upon Senior Securities.
                  -------------------------------

The Company is currently in default on approximately $1,455,000 of notes payable and capital leases.

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

Item 6.           Exhibits and reports on Form 8-K
                  --------------------------------

(a)      Exhibits
           -none

(b)      Reports of Form 8-K

          The Company filed a Current Report on Form 8-K dated November 7, 2001 with the Securities and Exchange Commission in connection with a change in control of the Company, entering into a Stock Purchase Termination Agreement with T-Coast Pavers/Sealco Systems, and filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ThermaCell Technologies, Inc.


Dated    2/28/2002
                                        /s/ James Hagarman
                                        ------------------
                                        James Hagarman
                                        President