Form 10KSB
period 2001-09-30
THERMACELL TECHNOLOGIES INC
filed 2002-06-12
CIK 1002360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended September 30, 2001

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

[  ] Yes  [ X ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State issuer's revenues for its most recent reporting period (Fiscal year) $0.
                                                                           ---

Aggregate market value of the voting stock held by non-affiliates of the registrant at May 15, 2002 was $-0-. The bid price of the common stock at that date was $-0-.
          ---

DOCUMENTS INCORPORATED BY REFERENCE: None
                                     ----

                          THERMACELL TECHNOLOGIES, INC.

                               FORM 10-KSB - Index
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

PART I                                                                      Page
                                                                            ----
Item 1.   Business                                                           1.

Item 2.   Properties                                                         9.

Item 3.   Legal Proceedings                                                 10.

Item 4.   Submission of Matters to a Vote of Security Holders               10.

PART II

Item 5.   Market of the Registrant's Securities
           and Related Stockholder Matters                                  11.

Item 6    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             12.

Item 7.   Consolidated Financial Statements and Supplementary Data          18.

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures                                         18.

PART III

Item 9.  Directors and Executive Officers of the Registrant                 19.

Item 10. Executive Compensation                                             20.

Item 11. Security Ownership of Certain Beneficial Owners and Management     21.

Item 12. Certain Relationships and Related Transactions                     21.

Item 13. Exhibits, Consolidated Financial Statements, Schedules
          and Reports on Form 8-K                                           23.

Signatures                                                                  25.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

In November 2001, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida. The Company is operating as a debtor-in-possession under the Code, which protects it from its creditors pending reorganization under the jurisdiction of the Bankruptcy Court. As debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. As a result of the filing of the voluntary petition under Chapter 11 of the United States Bankruptcy Code, it is anticipated that claims will be asserted in excess of those amounts set forth in the Company's books and records, and that the Company will dispute and file objections to certain of such claims. The Company's management cannot express any opinion as to the likelihood of an outcome respecting any claims asserted or to be asserted in the Chapter 11 case, including claims resulting from the assumption or rejection of leases and executory contracts and various other claims.

Background and History

We were incorporated in Florida in August 1993, for the purpose of developing, manufacturing, and marketing insulating materials and coatings using partially evacuated glass microspheres (sometimes referred to as "shells"). The process of evacuation removes air and other gases from the sphere and thereby creates a vacuum. A shell is a very small glass sphere (generally the size of a grain of salt) made by crushing glass particles. The insertion of shells into various materials and products ("shell technology") can substantially improve the thermal resistive characteristics of such materials and products resulting in improved insulation ("R") values. The more a shell is evacuated, the higher the thermal resistive characteristics of the product or material to which the shells are added. Shells can also be used as filler material for products such as bowling balls.

Our management's long-term business strategy is to (i) develop and manufacture our own shells and (ii) use our shell technology to improve the "R" values in a number of applications that create new and improved products. These products may include, but are not limited to, paints and coatings, drywall, gypsum board, home siding materials and space foam insulation. Other markets in which we may utilize our technology include refrigeration and cooling systems, automotive and transportation applications, cups and thermoses. There is no assurance that we will be successful in penetrating these markets and developing commercially viable manufacturing techniques for our shell technology. In our 1995 fiscal year, we completed the development of our first product line that consisted of paints and coatings containing shells in order to reduce heat transmission and improve the insulation values of these products. The products were marketed under the ThermaCool(TM) label. There have been limited sales of this product since its introduction due to our financial limitations.

On November 30, 1995, we acquired the assets of C.F. Darling Paint & Chemicals, Inc., a paint manufacturing company, located in New Port Richey, Florida ("Darling Paint") for approximately $250,000 in cash. This facility was acquired to produce and develop paints and coatings for our ThermaCool(TM) product line which incorporates our shell technology. This facility and operations were closed during fiscal year 2000.

On July 28, 1997, we acquired all of the outstanding common stock, representing 100% ownership of Atlas Chemical Co.("Atlas"), a paint manufacturer and distributor, located in Miami, Florida. We acquired Atlas to provide a larger manufacturing facility for production of our paints and coatings, as well as, obtaining an established marketing and distribution channel which included major accounts such as Ace Hardware, Lowes, and others. This facility and operations were closed on November 24, 2000 because of the lack of funds to maintain the operation. All personnel were terminated on that date.

We acquired T-Coast Pavers/Sealco Systems, Inc.("T-Coast") on December 1, 1998 for 300,000 shares of its common stock, then valued at $300,000 and an employment agreement with T-Coast's founder and key executive for the payment of an additional 300,000 shares over a three year employment period which were not issued. This company provided paver installation and driveway sealant and coating services primarily to contractors in Southeast Florida. We entered into a Stock Purchase Termination Agreement, which is effective April 1, 2001, which divests the purchase of this company. Under this agreement, the 300,000 shares were cancelled and the parties entered into mutual general releases. Maurice Malacarne, the shareholder of T-Coast agreed to resign from our board of directors. We classified T-Coast as a discontinued operation as of April 1, 2001 and has been reflected as such in our financial statements.

On December 1, 1998, we acquired American Paints, Inc., a Pompano Beach, Florida paint manufacturer and distributor for 572,000 common shares. American Paints' operations were consolidated into the Company's Atlas manufacturing facility to reduce duplicate costs in April 2000.

We have not been able to generate sufficient sales during our operating history to fund our ongoing operating expenses or our continuing product development activities. We have sustained significant operating losses since our inception resulting in an accumulated deficit of $16,295,270 at September 30, 2001.

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

Business Strategy

Our business strategy is to develop and commercialize shell technology and products incorporating shell technology. An important element in the our past strategy was to acquire paint manufacturers and distributors to introduce our technology into the paint and coating industry. That strategy has been abandoned because of our financial constraints. One of our current objectives will re-start our marketing of Vaxcells(TM) incorporating our shell technology. Our restructuring strategy of developing a commercially viable manufacturing process for shells and expansion into markets for our shell technology will result in incurring additional losses due to the costs associated with these strategies. We expect to incur losses until we are able produce shells consistently on a production-wide basis and are able to market these shells to generate revenues. The Company's business strategy is dependent upon the successful implementation of the following:


         (i)      Plan of Reorganization and Turnaround Business Strategy

                  ThermaCell filed for Chapter 11 protection on November 7, 2001. ThermaCell obtained Bankruptcy Court authority to negotiate a senior secured credit facility from PAC Funding, LLC ("PAC") and has continued to operate its business as a debtor-in-possession. PAC is a Florida limited liability company, whose members are Augustine Capital Fund, L.P. and Private Capital Group. PAC has committed $500,000 in senior secured lending. As of May 15, 2002, PAC funded $348,650. A committee of unsecured creditors has not been appointed. The debtor-in-possession funding provided by PAC has allowed ThermaCell to continue operations and avoid liquidation. ThermaCell is not generating sales revenues from operations and is dependent upon PAC for funding its working capital requirements.

                  In order to be confirmed, the Plan of Reorganization must satisfy certain requirements of the Bankruptcy Court, including that each claim in a particular class receive the same treatment as each other claim in that class and that the Company be adequately capitalized (upon through emergence from Chapter 11) so that confirmation of the Plan of Reorganization will not be followed by a liquidation or the need for further reorganization.



                  Under the Plan of Reorganization it is anticipated that PAC will receive approximately 50% of ThermaCell's equity, existing unsecured creditors 40% of ThermaCell's equity, and existing shareholders 10% of ThermaCell's equity. Pac would convert it existing secured credit into equity that upon of emergence from the Chapter 11 proceedings, the only debt of ThermaCell would be debt due to professionals, assessments imposed by the IRS, which will be contested and other administrative claims. It is anticipated that ThermaCell will fund or negotiate these claims as part of the Chapter 11 proceedings.



                  Management believes that the shell technology is viable and that there are substantial markets for its products. The reorganization proceedings, if successful, will help ThermaCell achieve its objectives and retain some shareholder value.

         (ii)     Develop and manufacture the Company's own shells

                  The Company's manufacturing process allows for the production of insulating shells in a manner to enable the evacuation of gases or the addition of low conductive gas into the shells. Such evacuation results in lower gas pressure or gases within the shells that can reduce thermal conductivity, thus providing improved insulating qualities. The manufacturing process involves the formation of water vapor in the shells and then the subsequent evacuation of the shells by heating the shells. This process causes out-permeation of the water vapor.

                  To the best of management's knowledge, no one has been able to develop a commercially viable process for the production of fully evacuated glass shells, due to, among other factors, manufacturing and technical restraints. Currently, there are three large multinational companies that manufacture shells. The essential difference between the manufacturing process for partially evacuated shells, as compared to substantially or fully evacuated shells, is the technique employed to evacuate gases from the shells which improve its thermal conductivity or insulating value. Our plans to market non-evacuated shells for several uses will compete directly with others in this market. We plan to have non-evacuated shells available to sell in the general market because not all shells during the manufacturing process will be evacuated. These non-evacuated shells will be separated and sold for general use as fillers, but will be produced at a substantially reduced cost.

                  Our present Daytona facilities and equipment can be used to manufacture partially evacuated shells. To-date we have manufactured pilot plant quantities of shells but have not produced commercial quantities.

         (iii)    Expand the shell technology to other products

                  We believe the potential exists to commercially exploit other markets suitable for our shell technologies. These include filler materials for bowling balls, aroma therapy applications and construction components such as drywall, gypsum board, prefabricated cement products, home siding materials and space foam insulation as potential markets. Other potential markets include refrigeration and cooling systems, automotive and transportation applications, and cups and thermoses. There is no assurance that we will be able to attract capital to manufacture our products or successfully penetrate any of these markets. We will only be able to implement this strategy if we are able to economically manufacture highly or partially evacuated shells.

Manufacturing Facilities and Techniques

Management has acquired machinery, tooling, a high temperature furnace and other items to develop a pilot facility necessary to manufacture evacuated shells at our Daytona, Florida location. Production of quantities of shells sufficient for our immediate needs is now anticipated during fiscal year 2002. A more substantial facility will need to be built to provide shells in quantities greater than 1.5 million pounds on an annual basis.

The basic process of manufacturing glass shells involves heating glass and then partially drying and crushing the glass composition. The glass composition is then size separated for specific applications. Glass shells are then formed and blown at high temperatures with the use of heat generated by a vertical furnace. The completed glass shells are then separated from the shell residue. Other types of glass shells have also been developed by ThermaCell.

Management is aware of three other companies that currently manufacture glass shells. These glass shells are primarily used as filler material for plastics and ceramics. The non-evacuated glass shells are used because they provide an improved "ball bearing" effect for better flow, and as a low cost filler material in compounding. The manufacturing techniques proposed by us would be similar to those currently utilized to manufacture these shells, except that we would also employ procedures which evacuate or substantially evacuate the shells in the final stages of the production process.

Competition

Our products may compete in the special purpose coatings market which is an extremely competitive market principally composed of large multinational companies that have significantly greater assets, working capital, and marketing personnel than us. Special purpose coatings are similar to architectural coatings such as normal house paints, but differ in that they are formulated for special applications or environmental conditions, such as extreme temperatures, chemicals, or corrosive conditions.

Major producers of special purpose coatings include PPG Industries, DuPont, Sherwin-Williams, RPM, Inc., Inmont, Courtaulds, PLC, Glidden, Azkon.V., and Valspar Corp. The U.S. Bureau of Census valued the special purpose coatings market at approximately $3 billion in 1995. The roofing, coating and industrial construction coating market segment represents approximately 15% of the total "special purpose coatings" market, or 28 million gallons valued at approximately $450 million. We believe that the primary competitive factors in the special coatings product segment are quality, ease of use, service, warranty, availability, and price.

Our current supply sources of shells could become our competitors. We expect that if our products become successful, our competitors will be more likely to develop and introduce into the market place comparable products and technologies. There is no assurance that we will be able to compete in the special purpose coatings or other similar markets.

Product Liability Insurance and Warranties

The Company does not currently have product liability insurance in force. These policies lapsed for non-payment of premiums.

Employees

As of September 30, 2001, the Company had a total of six employees. All employees are located at the Daytona, Florida facility. We consider our relations with our employees to be good.

Risk Related to our Business

         1. No  Assurance of  Successful  Plan of  Reorganization.  In order for
ThermaCell to continue in existence, its Plan of Reorganization must be confirmed by the Bankruptcy Court. The confirmation hearing is scheduled for early July, 2002. It is anticipated that ThermaCell will object to certain of the claims of creditors. Specifically, ThermaCell intends to object to certain of the claims made by the IRS for delinquent payroll taxes relating to the discontinued operations of Atlas Chemical and claims made by members of the Williams family as such claims relate to the stayed litigation proceedings. Even if the Plan of Reorganization is confirmed, ThermaCell will be dependent upon continue funding through PAC. There is no assurance that PAC will continue funding ThermaCell after the Plan of Reorganization is confirmed. Although management of ThermaCell is optimistic that it will be able to generate revenues in the near future, there is no assurance that such revenues will be substantial or allow the Company to continue its existence.

         2. Losses from Operations; Accumulated Deficit; Negative Net Worth; Negative Working Capital and Going Concern Opinion. The Company has sustained significant operating losses since its inception resulting in an accumulated deficit of approximately $16,295,270 at September 30, 2001. The Company's independent auditors in their report regarding the Company's financial statement as of September 30, 2001, indicate that since the Company has a history of recurring losses from operations and insufficient cash resources to fund a plan of operations, substantial doubt exists as to the Company's ability to continue as a going concern. Management's strategy of developing a commercially viable manufacturing process for shells and expansion into new markets for its shell technology will result in the Company incurring substantial additional losses due to the costs associated with these strategies. The Company is not currently generating sufficient revenues from its operations to repay existing indebtedness or fund product development activities. The Company will continue to incur significant losses until the Company is able to increase its sales, expand its product line and increase its distribution capabilities sufficiently to offset ongoing operating and expansion costs. There can be no assurance that the Company will ever generate sufficient revenues to allow the Company to achieve profitable operations.

         3. Dependence on New Product Development and Market Acceptance. The Company's continued existence is dependent on increased consumer awareness and acceptance of the Company's existing and new products through the use of partially evacuated shells. No assurances can be given that the Company will be able to successfully develop new products, that any new products developed will meet with consumer acceptance in the marketplace. The acceptance and demand for the Company's products are based upon the need for, and technological acceptance of, the Company's shell technology. No assurance can be given that the Company's future products can be sold at acceptable gross profit levels or that the Company will be able to develop, manufacture and distribute new products at such levels.

         4. Need for Additional Financing. The Company will require additional financing in the future to support its operations and any expansion plans may result in additional dilution to shareholders. There can be no assurance that the Company's operations will supply the revenues necessary for such purpose. There can be no assurances given that such financing will be available in the amounts required or, if available, that such financing may be obtained on terms satisfactory to the Company.

         5. Loss of Key Personnel. Although the Company has an employment agreement with Mr. Hagarman, , the loss of the services of Mr. Hagarman, the Company's Chief Executive Officer, could have a material adverse effect on the Company. The Company does not maintain any key man life insurance on the life of Mr. Hagarman. In addition, there is no assurance the Company will be able to attract other competent and qualified employees on terms deemed acceptable to the Company to implement its expansion plans.

         6. Product Liability Claims. The Company could be subject to product liability claims in connection with the use of the products that it proposes to sell. There can be no assurance that the Company would have sufficient resources to satisfy any liability resulting from the product claims or would be able to have its customers indemnify or insure the Company against such claims. Although the Company currently carries product liability insurance there can be no assurance that such coverage will be adequate in terms and scope to protect the Company against material adverse effect in the event of a successful product liability claim.

         7. Future Acquisitions. The Company may expand its business, in part, through the acquisition of compatible products or businesses. In attempting to locate and consummate such acquisitions, the Company may be competing with other prospective purchasers of the acquisition candidate, many of which may have greater resources than the Company. There can be no assurance that suitable acquisition candidates can be identified and acquired on terms favorable to the Company, or that the acquired product lines or operations can be profitably operated or integrated into the Company's operations. In addition, any internally generated growth experienced by the Company could place significant demands on the Company's management, thereby restricting or limiting its available time and opportunity to identify and evaluate potential acquisition, candidates. The ability of the Company to consummate acquisitions will depend on its ability, to obtain sufficient financing on acceptable terms, of which there can be no assurance. To the extent management is successful in identifying suitable companies or products lines for acquisition, the Company may deem it necessary or advisable to finance such acquisitions through the issuance of Common Stock, securities convertible into Common Stock, or debt financing, or a combination thereof. In such cases, the issuance of Common Stock or convertible securities could result in further dilution to the purchasers at the time of such issuance or conversion. The issuance of debt to finance acquisitions may result, among other things, in the encumbrance of certain of the Company's assets, may impede the Company's ability to obtain bank financing, decrease the Company's liquidity, and adversely affect the Company's ability to declare and pay dividends to its stockholders.

         8. Limitation of Directors' Liability. The Company's Certificate of Incorporation contains a provision which, in substance, eliminates the personal liability of the directors to the Company and its stockholders for monetary damages for breaches of their fiduciary duties as directors to the fullest extent permitted by Florida law. By virtue of this provision, under current Florida law, a director of the Company will not be personally liable for monetary damages for breach of his fiduciary duty, except for liability for: (a) breach of his duty of loyalty to the Company or to its stockholders; (b) acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law; (c) dividends or stock repurchases or redemptions that are unlawful under Florida laws; and (d) any transaction from which he receives an improper personal benefit. This provision pertains only to breaches of duty by directors and not in any other corporate capacity, such as officers, and limits liability only for breaches of fiduciary duties under Florida corporate law and not for violations of other laws such as the federal securities laws. As a result of the inclusion of such provision, stockholders may be unable to recover monetary damages against directors for actions taken by them that constitute negligence or gross negligence or that are in violation of their fiduciary duties, although it may be possible to obtain injunctive or other equitable relief with respect to such actions. The inclusion of this provision in the Company's Certificate of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors, and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited the Company and its stockholders. It is the position of the Securities and Exchange Commission that, insofar as the foregoing provisions may be invoked to disclaim liability for damages arising under the Securities Act, such provisions are against public policy as expressed in the Securities Act and are therefore unenforceable.

         9. No Dividends and None Anticipated. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not paid or declared any dividends upon its Common Stock since its inception and by reason of its present financial status and its contemplated future financial requirements does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

         10. Impairment of Patent and Trademark Rights. The Company has certain patent rights relating to the manufacturing processes for evacuating microspheres and the use of microspheres in paintings and coatings. Current management uses different manufacturing and processing techniques to partially evacuate microspheres then the processes described in the Company's patent applications. Furthermore, the Company has discontinued its paintings and coatings operations. Therefore, the future value, if any, of the Company's patent and trademark rights are uncertain resulting in the write-off of the intangible assets relating to patents and trademarks.

         11. Control of the Company by PAC Funding and the Augustine Fund. The Augustine Fund currently owns 7,037,003 shares of ThermaCell's common stock, which represents 55.5% of ThermaCell's outstanding Common Stock as of December 31, 2001. Thus, the Augustine Fund is in a position to control the affairs of ThermaCell. In addition, the Augustine Fund, through its beneficial ownership of PAC Funding, requires a substantial number of additional shares of ThermaCell's common stock if the Plan of Reorganization is confirmed. Thus, the Augustine Fund and its affiliates will be in a position to elect our directors, accept or reject acquisition or divestiture proposals, and control the affairs and direction of ThermaCell's business and future operations.

         12. Lack of Public Trading Market. ThermaCell's Common Stock currently trades in the "pink sheets" and has limited volume. In order the ThermaCell's shares to commence trading on the OTC:BB electronic bulletin board, ThermaCell will need to become current in its periodic reporting obligations under the Securities Exchange Act of 1934, as amended. This Form 10-SB is filed on a delinquent basis. ThermaCell anticipates filing the delinquent Form 10-QSB's for the periods ending December 31, 2001 and March 31, 2002 in the near future. ThermaCell will not be able to commence trading on the OTC:BB electronic bulletin board until the delinquent Form 10-Q's are filed, and all future Form 10-Q's are filed on a timely basis. There is no assurance that the NASD will clear a Form 15c2-11 or that ThermaCell will able to locate a market maker that will initiate quotations for ThermaCell's securities on the OTC:BB electronic bulleting board. In addition, the SEC and the NASD have adopted certain rules effecting "penny stocks". As a result of the rules regulating "penny stocks", the market liquidity for ThermaCell's securities is adversely affected by limiting the ability of broker-dealers to sell ThermaCell's securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 2.  PROPERTIES.

We currently lease and occupy 12,320 sq. ft. of space at 440 Fentress Blvd., Daytona Beach, Florida where we maintain our corporate offices and development of the initial production facilities for evacuated shells. This lease expires October 31, 2004. Lease payments are $5,713.40 monthly. The facility consists of approximately 2,500 square feet of office space with the balance being used for warehousing and manufacturing. In order to maintain occupancy of this facility we will have to make rent payments. Management is currently considering whether to vacate this building and relocate in a smaller less expensive facility.

ITEM 3.  LEGAL PROCEEDINGS.

We are subject to a number of lawsuits and claims arising out of the conduct of its business. Management believes that the probable resolution of such matters may materially affect our financial position, results of operations or cash flows.

In November 2001, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida in Tampa, Florida. We have arranged for debtor-in-possession financing with our largest shareholder. Our intent is to have our plan of reorganization approved in July 2002, which requests creditors to accept our shares and to have the debtor-in-possession funding source also accept our shares as part of this reorganization. Current shareholders will be substantially diluted if the reorganization plan is confirmed. There is no assurance our plans to reorganize will be successful or approved. Management believes that the shell technology is viable and that there are substantial markets for its products. The organization proceedings, if successful, will help ThermaCell achieve its objectives and retain some shareholder value.

In light of the Chapter 11 filing the following lawsuits have been stayed:

On October 4, 2000, a judgment was rendered by the United States District Court, Middle District of Florida, in a trial regarding claims by Mr. Russell Haraburda and Eden Group, Inc. against John Pidorenko, the Company's former president, and the Company for monies purportedly due for arranging financing for the Company prior to its IPO in March 1997. The Plaintiffs, in the pretrial, claimed damages in the amount of approximately $3.5 million. The judgment concluded that no monies or other consideration was due Mr. Haraburda or the Eden Group, Inc. The Company's claims regarding two promissory notes of the Eden Group, Inc., Mr. Haraburda's firm, that were unpaid were also denied. Subsequently, Mr. Haraburda and Eden Group, Inc. appealed the decision to the United States Court of Appeals for the Eleventh Circuit. The Company also appealed the decision regarding the obligations of Eden Group, Inc. under the promissory notes. This court affirmed the lower court's decision and there has been no further action by Mr. Russell Haraburda and Eden Group, Inc.

The Company is involved in several lawsuits for outstanding obligations from vendors, leasing companies, and certain professionals for services provided. There are default judgments that have been granted because the Company did not had the financial resources to appropriately defend itself as representation was declined or withdrawn.

Generally, legal actions to enforce or otherwise effect repayment of all pre-petition liabilities as well as all pending litigation against ThermaCell are stayed while we continue to operate our business as debtor-in-possession.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5.  COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Our common stock was listed and traded on NASDAQ under the symbol VCLL until February 23, 2000 at which time it was de-listed for non-compliance. Subsequently, our securities were listed on the NASD BB:OTC until February 23, 2001 at which time they were removed and thereafter listed in the Pink Sheets. The following table sets forth, for the periods indicated, the range of high bid and low bid closing quotations for our securities during the last two years. The tables reflect the 1 for 4 reverse split that occurred in March 2000. These quotations are between dealers and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not represent actual trades.


                              Common                      Redeemable
                              Stock                        Warrants
--------------------------------------------------------------------------------
                               Bid                           Bid
     2001 Fiscal Year   High        Low    Closing     High        Low   Closing
--------------------------------------------------------------------------------

     First quarter     .937        .187     .187          -       -        -

     Second quarter    .375        .100     .140          -       -        -

     Third quarter     .190        .060     .060          -       -        -

     Fourth quarter    .120        .050     .080          -       -        -


                              Common                      Redeemable
                              Stock                        Warrants
--------------------------------------------------------------------------------
                               Bid                           Bid
     2001 Fiscal Year   High        Low    Closing     High        Low   Closing
--------------------------------------------------------------------------------


     First quarter     2 3/8       1 7/8    3 3/16     11/16      3/32     5/16

     Second quarter    5 3/4       1 5/8    1 5/8       9/16      1/8      5/16

     Third quarter     3             9/16   1 3/4       1/2       7/32     9/32

     Fourth quarter    1 3/4         5/8      5/8       1/4       1/32     5/32


As of September 30, 2001, there were approximately 135 holders of record for common stock and 5 holders of record of the warrants. Our warrants expired on March 12, 2001, and no longer exist as a separate security.

There has been no recent trading market for the Company's Common Stock and there can be no assurance that a public market for the Common Stock will develop or be sustained. Until the Company has the NASD clear a Form 15c2-11, the Company does not expect to be eligible for listing of its Common Stock on the OTC:BB. There is no assurance the Company will ever have a Form 15c2-11 declared effective by the SEC or NASD. The Company is still delinquent in its periodic reporting obligations under the Securities Exchange Act of 1934 and cannot recommence trading on the OTC:BB until all delinquent reports are filed. Trading, if any, in the Company's securities will be conducted by what are commonly referred to as the "pink sheets." Such trading may cause the Company's Common Stock to be significantly less liquid than common stock or other securities listed on the NASDAQ National Market or the NASDAQ Small Cap Market. As a result, a shareholder may find it difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities. In addition, the Company's securities may be subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. This could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's securities and the ability of holders of the Company's securities to sell their securities in the secondary market.

The market prices for securities of emerging companies have historically been highly volatile. Future announcements concerning the Company or its competitors' results, as well as investor perception of the Company and industry and general economic and market conditions may have a significant impact on the market price of the Company's securities. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small capitalization companies in particular, and are often unrelated to their operating performance.

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

General

We were a  developmental  stage  enterprise  during our  initial  three years of operation for the fiscal years through September 30, 1997. During this development stage period, we devoted the majority of our efforts on research and development, financing, marketing and activities related to starting up production of our proprietary technology. These activities were funded by investments from stockholders and borrowings from unrelated third parties. Since fiscal year 1998, we have been an operating stage enterprise based upon the several acquisitions that were completed. With acquisitions, particularly Atlas Chemical, we evolved from the development stage to an operating enterprise and our principal line of business was the sale of paints and coatings within the paint industry. With the closing of Atlas Chemical during November 2000, we discontinued our manufacturing of all paint or coating products. Furthermore, our ThermaCool(TM) coating is not presently being manufactured.

We have not been able to generate sufficient revenues during our operating history to fund our ongoing operating expenses or our continuing product development activities. The successful IPO completed in March 1997 allowed us to repay our then outstanding indebtedness and provided working capital. In fiscal year 1994, we completed the development of our first product line. We have sustained significant operating losses since our inception resulting in an accumulated deficit of approximately $16,295,000 at September 30, 2001.

Chapter 11 Reorganization Proceeding

We have sustained significant operating losses since our inception. Management's restructuring strategy of developing a commercially viable manufacturing process for microspheres and the expansion into markets for our shell technology may result in additional losses due to the costs associated with these strategies. We expect to incur losses until we are able to generate sales of microspheres and develop our distribution capabilities to a sufficient revenue level to offset ongoing operating and expansion costs.

Management's previous strategies of expanding the ThermaCool(TM) product line, developing a commercially viable manufacturing process for shells, and expansion into new markets for its shell technology would have resulted in substantial additional losses due to the costs associated with these strategies.

In November 2001, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida. We are operating as a debtor-in-possession under the Code, which protects us from our creditors pending reorganization under the jurisdiction of the Bankruptcy Court. As debtor-in-possession, we are authorized to operate our business but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.

As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Chapter 11 Filing for the purpose of identifying all pre-petition claims against the Company. Substantially all of the Company's liabilities ("pre-petition liabilities") are subject to settlement under the plan of reorganization. Generally, legal actions to enforce or otherwise effect repayment of all pre-petition liabilities as well as all pending litigation against the Company are stayed while the Company continues to operate its business as debtor-in-possession. The Company can only pay pre-petition obligations with the approval of the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either mutually resolved or subsequently adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization. There can be no assurance that any reorganization plan that is effected will be successful. Under the Code, the Company may elect to assume or reject real property leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to the review of the Bankruptcy Court. Parties affected by any such rejections may file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for the majority of these items.

Results of Operations
Fiscal Year 2001 Compared to Fiscal Year 2000

Revenues
--------
There were no revenues for the fiscal years ended September 30, 2001 and 2000. We are currently developing our microsphere technology and have not generated revenues from products associated with this technology during these periods.

Selling, General and Administrative Expenses
--------------------------------------------
For  the  year  ended   September  30,  2001,   total  selling,   general,   and
administrative expenses were $1,492,464 as compared to $2,960,988 for the previous fiscal year, a decrease of $1,468,524 or 50%. This decrease was largely due a decrease in professional and consulting fees of approximately $1,084,000 paid with our common stock from the year ended September 30, 2000 to 2001. In addition, payroll and insurance expenses decreased approximately $185,000 from the year ended September 30, 2000 to 2001. Amortization expense decreased approximately $200,000 from the year ended September 30, 2000 to 2001 which was associated with our goodwill that was written-off during the year ended September 30, 2000.

Interest Expense
----------------
Interest expense decreased 7%, or $24,141 to $301,663 for the fiscal year ended September 30, 2001 from $325,804 in the previous fiscal year ended September 30, 2000.

Loss on Impairment of fixed assets and intangible assets
--------------------------------------------------------
During the fiscal year ended September 30, 2001, we had determined that pursuant to FASB No. 121, our fixed assets, patents and trademarks were impaired. In performing our review of the recoverability of these assets, we determined that there will be no future cash flows from their use and consequently have recorded a loss on impairment of fixed assets of $488,492 and a loss on impairment of intangible assets of $560,004 during the fiscal year ended September 30, 2001.

Loss on discontinued operations
-------------------------------
During year ended September 30, 2000, we closed our Atlas Chemicals operation in Miami, Florida because of the lack of working capital. This closing resulted in a charge of $2,848,852 during the fiscal year ended September 30, 2000. During the fiscal year ended September 30, 2001, we generated a loss from this discontinued division of $66,590.

We entered into a Stock Purchase Termination Agreement effective April 1, 2001, which divested the purchase of T-Coast Pavers. Under this agreement, the 300,000 shares were returned to us and the parties entered into mutual general releases. During the fiscal year ended September 30, 2001 and 2000, T-Coast Pavers was recorded as a discontinued operation that resulted in a loss of $6,944 and $24,234, respectively.

Net Loss
--------
The net loss and the net loss per share was $2,916,157 and $0.29, respectively, for the fiscal year ended September 30, 2001, as compared to a net loss and net loss per share of $6,459,774 and $1.69, respectively, for the fiscal year ended September 30, 2000. The decrease in loss is, in part, attributed to our lower level of selling, general and administrative costs over the prior fiscal year and the charge for discontinued operations in the prior fiscal year with a no similar charge in the current period. On a weighted average basis, there were 9,984,183 shares outstanding for fiscal year ended September 30, 2001 as compared to 3,830,448 shares outstanding for fiscal year ended September 30, 2000.

Fiscal Year 2000 Compared to Fiscal Year 1999

Revenues
--------
There were no revenues for the fiscal years ended September 30, 2001 and 2000. We are currently developing our microsphere technology and have not generated revenues from products associated with this technology during these periods.

Selling, General and Administrative Expenses
--------------------------------------------
For the fiscal year ended September 30, 2000, total selling, general and administrative expenses were $2,960,988 as compared to $1,668,915 for the prior fiscal year, a 77% increase. This increase was largely due to additional expenses for professional and consulting fees paid during the year ended September 30, 2000 which payments included the issuance of common stock instead of cash compensation.

Interest Expense
----------------
Interest expense increased 26%, or $68,238 to $325,804 for the fiscal year ended September 30, 2000 from $257,566 in the previous fiscal year ended 1999. This increase is attributed to the higher indebtness as we expanded our operations at our new Daytona facility.

Loss on discontinued operations
-------------------------------
During fiscal year ended September 30, 2000, we closed our Atlas Chemicals operation in Miami, Florida because of the lack of working capital. This closing resulted in a charge of $2,848,852. There was a charge of $86,944 in the prior fiscal year for the closing of a specific operation within the paint division.

Net Loss
--------
The net loss and the net loss per share were $6,459,744 and $1.69, respectively for the year ended September 30, 2000, as compared to a net loss and net loss per share of $3,677,068 and $1.85, respectively, for the fiscal year ending September 30, 1999. The increase in loss is, in part, attributed to our higher level of selling, general and administrative costs over the prior year and the charge for discontinued operations in the current year while, in the previous year, we benefited from deferred income tax expense of $795,309. On a weighted average basis, there were 3,830,448 shares outstanding for fiscal year ending September 30, 2000 as compared to 1,981,228 shares outstanding for fiscal year ended September 30, 1999, a 93% increase.

Liquidity and Capital Resources

To date, we have funded our capital requirements and business operations, including product development activities with funds provided by the sale of our securities and from borrowings. During the fiscal year ended September 30, 2001, we received $637,598 from various investors. We received $530,471 from the issuance of notes payable and $107,127 from common stock subscriptions. During this period, only limited other capital, as discussed below, was received by the company to conduct its operations. Consequently, without the availability of adequate funding the company was forced to close most of its operations that included consolidating the American Paints business into the Miami location of Atlas Chemical, and thereafter closing the Atlas operation itself.

During March 2001, conversion of $566,667, a portion of the debt held by the Augustine Fund, who holds all remaining convertible debt was completed into 6,883,595 shares of common stock which represents more than 50% voting control of the outstanding common stock of the company. With this conversion, the principals of Augustine Capital are in a position to control the affairs of the company. These shares were not issued as of September 30, 2001. Augustine Capital has agreed, subject to certain additional due diligence, to provide additional capital to the company.

We continue to experience operating losses. Our net working capital deficiency and stockholders' deficit are $3,587,446 and $3,578,580, respectively at September 30, 2001. We have not historically generated sufficient revenues from operations to self-fund our capital requirements. Management is focusing on raising additional capital to fund it present development. We do not have sufficient working capital to meet our immediate needs.

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

We will not be able to meet our future cash requirements unless new financing is obtained. Moreover, we will require substantial capital to execute our Plan of Reorganization and the Plan of Reorganization must be approved in the short term to remain a going concern. We will need short term outside investments on a continuing basis to finance our current operations. Our revenues for the foreseeable future may not be sufficient to attain profitability. We expect to continue to experience losses for the near future. If we do not obtain short term financing, we may not be able to continue as a going concern and the Company may have to convert to a Chapter 7 bankruptcy. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

Inflation

Inflation has not proven to be a factor in our business since our inception and is not expected to have a material impact on our business in the foreseeable future.

Critical Accounting Policies

The Company's most critical accounting policies mainly relate to the going concerns status assumed for the Company and the related use of estimates in the valuation of certain assets and liabilities. In particular, at September 30, 2001 intangibles, inventories, receivables and other assets valuations are entirely dependent on the Company continuing to operate as a going concern. The value of these assets on a liquidation basis would likely be significantly less than their currently recorded net book values.

Going Concern Assumption

On November 7, 2001 the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court. The Company experienced a dramatic reduction in sales volume and incurred a significant net loss during the year ended September 30, 2001. The Company also experienced a significant loss in 2000. These losses and other factors resulted in most of the Company's available cash resources being used to support operating activities. In addition, the Company has assumed significant commitments and obligations as described in the financial statements. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has taken certain steps to revise the operating and financial requirements of the Company, which it believes are sufficient to provide the Company with the ability to continue in existence. These steps and management's plans regarding these matters include the filing of a voluntary petition for reorganization under Chapter 11 of the U.S Bankruptcy Code with the U.S. Bankruptcy Court. The first impact of the Chapter 11 filing was to stay certain legal proceedings that had been instituted against the Company. Management also believes that the Chapter 11 filing has allowed the Company to reorganize and rethink its direction, and to obtain debtor-in-possession financing.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The amounts estimated could differ from actual results.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements to be provided pursuant to this Item 7 begin on page F-1 of this Report, following Part III hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We appointed Pender Newkirk and Company, CPA's as our auditors on May 2, 2000.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:

         Name                            Age              Position
         ----                            ---              --------
         James Hagarman                  57  Chief Executive Officer, President
                                             and Director

         Donald G. Huggins, Jr.          53  Director

         Kenneth Stiles                  45  Director

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

In anticipation of our reorganization proceeding Gerald Couture, and Peter Thomas resigned as directors effective September 20, 2001, Peter Leighton subsequently resigned on October 12, 2001. James Hagarman, our current Chief Executive Officer and Don Huggins, who is the husband of the shareholder of Private Capital Group, one of the entities which will be providing our debtor-in-possession financing were appointed to fill vacancies created by these resignations. Maurice Malacarne resigned as part of the Termination Agreement for T-Coast Pavers. Our current board of directors consists of James Hagarman, Dr. James Stiles and Don Huggins.

Business Experience of Executive Officers and Directors

Mr. Hagarman has been our Chief Executive Officer since June 2000. He holds a PhD in inorganic chemistry. Prior to joining ThermaCell, Mr. Hagarman was a technical director at ECCM in Canton, Massachusetts for approximately 18 months. From 1984 through 1999, Mr. Hagarman was employed in various management capabilities involving hollow microspheres production with PQ Corp. in Valley Forge, Pennsylvania.

Mr. Donald G. Huggins, Jr., Director. Mr. Huggins is currently President of Private Capital Group Inc., Clearwater, Florida. Mr. Huggins has served over the past several years as Chief Operating Officer, Chief Financial Officer and Director of Business Development and Strategic Alliances for Innova Pure Water, Inc. a publicly traded, water filtration technology enterprise, located in Clearwater, Florida. Prior to his Innova tenure, Mr. Huggins' career was focused on organizing and acquiring premium real estate development projects, through a rollup strategy, for his privately held development company.

Kendall B. Stiles, M. D. has been a director of the Company since April 4, 1996. Dr. Stiles has been employed as an emergency room physician for the last five years in the State of Virginia and is the office, director and sole shareholder of American Medical Emergency Services, Inc., located in Virginia. Dr. Stiles is the brother-in-law of John Pidorenko, the former founder of the Company.

Election

Our Bylaws fix the size of the Board of Directors at no fewer than three and no more than nine members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently there are four directors.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows the compensation paid or accrued by us for the year ended September 30, 2001 and 2000, to or for the account of our officers that exceed $100,000. No other executive officer or director received benefits or annual salary and bonus of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of those other executive officers.


                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation                Long-Term Compensation Awards

                                                                   Restricted
                                                   Other   Annual  Stock        Options/    LTIP        All Other
Name & Principal              Salary     Bonus     Compensation    Award(s)     SARs        Payouts     Compensation
Position              Year        ($)        ($)           ($)          ($)        (#)          ($)              ($)

James Hagarman
President, CEO        2001    $130,000      --          --            --          --         --           --

                      2000    $32,500       --          --            --          --         --           --


------------------------

Employment and Other Agreements

In June 2000, we entered into an employment agreement with James Hagarman, our President. This agreement became effective on July 5, 2000 and has a term of three (3) years. Under this agreement, Mr. Hagarman is entitled to an annual base salary of $130,000 during the term of the agreement. In addition, Mr. Hagarman was issued 500,000 shares of our Common Stock that vests over a two year period. As of September 30, 2001, 375,000 shares have vested. Mr. Hagarman is entitled to bonus compensation as determined by the Company's board of directors. Such bonuses may be paid in cash or issued in shares of our Common Stock on such terms as approved by our board of directors. Mr. Hagarman is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. If Mr. Hagarman is terminated with cause or we elect not to renew this agreement, then he is entitled his unpaid salary through the employment termination date. Mr. Hagarman has agreed not to compete with us during the term of this agreement and for a period of one (1) year after termination of this agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information with respect to the beneficial ownership known to Company of shares of ThermaCell Technologies, Inc. Common Stock owned as of May 1, 2002 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) the Officers of ThermaCell Technologies, Inc., and (iv) directors and executive officers of ThermaCell Technologies, Inc. as a group:


                                                       Shares of                       Percent of
      Name of Beneficial Owner (3)                  Common Stock (1)                   Class (2)
-----------------------------------------------------------------------------------------------------------------------
James Hagarman                                          500,000                            4%
Donald G. Huggins (4)(5)                                  -0-                             -0-
Kenneth Stiles                                           17,863                           .1%

Augustine Fund, LP (4)                                7,037,003                         55.5%

All directors and executive
officers as a group (4 persons)                         517,863                          4.1%


(1)  Represents sole voting and investment power unless otherwise indicated.

(2)  Based on 12,690,704 common shares outstanding as of December 31, 2001.

(3)  The address of each individual is in ThermaCell's care.

(4) The above table excludes shares of our Common Stock, which will be issued to Pac Funding, LLC, our secured credit facility provider, if our Plan of Reorganization is confirmed. Augustine Fund, L.P. and Private Capital Group are the members of Pac Funding, LLC. The wife of Donald G. Huggins owns Private Capital Group. Mr. Huggins disclaims ownership of Private Capital Group, Inc.

(5) The table excludes 620,000 common shares, which are due Private Capital Group, Inc. for pre- bankruptcy petition fundings.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our former vice president owns the real estate in which we had our T-Coast Pavers offices. Rental expense for the years ended September 30, 2001 and 2000 were $17,898 and $16,692, respectively.

We have a consulting agreement with a stockholder that expired on March 1, 2002. Monthly payments under the agreement were $10,000. For the year ended September 30, 2001, we owed $190,000 in consulting fees.

We have a consulting agreement with a company owned by our former Chairman of the Board of Directors. This agreement expires on March 1, 2002 and requires a monthly payment of $10,000. As of September 30, 2001 and 2000, we owed approximately $221,000 and $101,000 in unpaid fees in connection with this agreement, respectively.

The above transactions are not necessarily indicative of the transactions that would have been entered into had comparable transactions been entered into with independent parties.

During March, 2001, the Augustine Capital Fund, L.C. (the "Augustine Fund") converted $566,667 of our convertible notes into 6,833,595 shares of Common Stock. With this conversion the principals of Augustine Capital are in a position to control the affairs of ThermaCell because the issuance of these shares upon conversion represents more than 50% voting control of ThermaCell's outstanding Common Stock. These shares were not issued as of September 30, 2001. The Augustine Fund still owns approximately $1,351,000 of our convertible notes. Furthermore, the Augustine Fund, or its affiliates, have supported our working capital requirements prior to our November 7, 2001 Chapter 11 reorganization filing through working capital advances. The Augustine Fund, or its affiliates, are a significant source of our debtor-in-possession financing.

Prior to the filing of the Chapter 11 reorganization proceeding, the Company entered into a Stock Purchase Termination Agreement, effective as of April 1, 2001 (the "Termination Agreement"), by and among, the Company, T-Coast Paveis/Ssealco Systems, Inc. ("T-Coast") and Maurice Malacarne and Judy Malacarne, the shareholders of T-Coast.

On December 1, 1998 the Company acquired all of the stock of T-Coast from the Malacarnes and entered into an Employment Agreement with Mr. Malacarne.

On several occasions, including formal letters from T-Coast's counsel, the Company was informed by T-Coast and Mr. Malacarne that it was in material breach of the above referenced Stock Purchase Agreement and Employment Agreement entered into in December, 1998. Specifically, the Company failed to pay Mr. Malacarne $300,000 as per the terms of the December 1998 Stock Purchase
Agreement and $30,000 owing to Mr. Malacarne per his Employment Agreement. Therefore, in July, 2001, Mr. Malacarne notified the Company he was exercising his right to rescind the December 1998 Stock Purchase Agreement and reacquire ownership of T-Coast.

The Company does not dispute, that as a factual matter, it has failed to pay the $300,000 and $30,000 required under the Stock Purchase Agreement and Employment Agreement, respectively. As opposed to litigating or contesting the dispute, which would be expensive and protracted, and in light of the Company's failure to tender the consideration required under the Stock Purchase Agreement and Employment Agreement, the parties agreed to mutually unwind the T-Coast purchase by entering into the Termination Agreement which provides for mutual general releases and that effective on April 1, 2001, the Company relinquished all right, title and interest in T-Coast.

On November 7, 2001, the Company filed for protection under Chapter 11 in the Federal Bankruptcy Court for the Middle District of Florida, Case No. 01-20854-862. The Company anticipates its interim working capital needs will be satisfied through debtor-in-possession financing provided by certain of its current significant shareholders.

ITEM 13. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

         (1)(2) CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES. A list of the Consolidated Financial Statements filed as part of this Report is set forth in Item 7 and appears at Page F-1 of this Report; which list is incorporated herein by reference. The Financial Statement Schedules and the Report of Independent Auditors as to Schedules follow the Exhibits.

(a)(3)   EXHIBITS.

         1.4      [Reserved]
         1.5      [Reserved]
         3.1 Certificate of Incorporation and Amendment to Certificate of Incorporation of the Company*
         3.1(a) Certificate of Amendment to Certificate of Incorporation to reflect 1 for 10 reverse stock split*
         3.1(b) Form of Certificate of Amendment to Certificate of Rights, Designation and Preferences of Series A Preferred Stock*

         3.1(c) Certificate of Amendment to Certificate of Incorporation to reflect 1 for 4reverse stock split .

         3.2      Bylaws of the Company*
         3.3      Amendment to Bylaws*
         4.1      Specimen of Common Stock Certificate*
         4.2      Specimen of Warrant Certificate*
         10.0(c)  Trademark Registration for ThermaCool(TM)*
         10.0(d)  Published International Patent Application*
         10.0(e)  Stock Option Plan*

         10.0(f) Asset Purchase Agreement for Darling Paint and Coatings effective November, 1995*

         10.0(k) Stock Purchase Agreement between the stockholders of Atlas Chemical Co. and the Issuer effective August 1, 1997**

         10.0(l)  Lease for Daytona Offices*
         10.0(m)  Consulting agreement of J. Pidorenko*
         10.0(n) Stock Purchase Agreement between PAMG, LLC and the Issuer, dated May 30, 2000.*
         10.0(o)  Consulting agreement of CFM Management, Inc.*
         10.0(p)  Consulting agreement of Couture & Company, Inc.*
         10.0(r)  Employment Agreement of J. Hagarman.*
         10.0(s) Form of Augustine Fund, LP convertible note and related documentation.*


--------------------------
*        Previously filed

Reports on Form 8-K

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



Date:    June 7, 2002                        By:      /s/ James Hagarman
                                                      -----------------------
                                                      James Hagarman, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                  DATE
---------                                   -----                  ----

/s/ James Hagarman                          President          June 7, 2002
----------------------------
James Hagarman

                        Consolidated Financial Statements

                 ThermaCell Technologies, Inc. and Subsidiaries

                     Years Ended September 30, 2001 and 2000
                          Independent Auditors' Report

                 ThermaCell Technologies, Inc. and Subsidiaries

                        Consolidated Financial Statements

                     Years Ended September 30, 2001 and 2000






                                    Contents


Independent Auditors' Report on Consolidated Financial Statements...........F-1

Consolidated Financial Statements:

    Consolidated Balance Sheet..............................................F-2
    Consolidated Statements of Operations...................................F-3
    Consolidated Statements of Changes in Stockholders' Deficit.............F-4
    Consolidated Statements of Cash Flows...................................F-5
    Notes to Consolidated Financial Statements.......................F-6 - F-17

                          Independent Auditors' Report



Board of Directors
ThermaCell Technologies, Inc. and Subsidiaries
Daytona Beach, Florida


We have audited the accompanying consolidated balance sheet of ThermaCell Technologies, Inc. and Subsidiaries as of September 30, 2001 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the management of ThermaCell Technologies, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ThermaCell
Technologies, Inc. and Subsidiaries as of September 30, 2001 and the consolidated results of its operations and its cash flows for the years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that ThermaCell Technologies, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 2. to the consolidated financial statements, in November 2001 the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. ThermaCell Technologies, Inc. and Subsidiaries has suffered recurring losses from operations, negative working capital, and negative cash flows from operations. In addition, the Company has certain default judgments against them, as further discussed in Note 13 and as discussed in Note 7, the Company is in default of approximately $1,500,000 in long-term debt. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
May 31, 2002

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                               September 30, 2001

Assets
Current assets:
    Cash                                                                        $                6,097
    Prepaid expenses and other                                                                  41,325
                                                                                   --------------------
Total current assets                                                                            47,422
                                                                                   --------------------

Other assets:
    Deposits                                                                                     8,866
                                                                                   --------------------

                                                                                $               56,288
                                                                                   ====================


Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable                                                            $              252,933
    Accrued expenses including related party payables of $411,000                            1,049,665
    Accrued payroll                                                                            113,620
    Current maturities of long-term debt:
      Notes payable                                                                          1,505,813
      Capital leases                                                                           130,191
    Net liabilities of discontinued operations                                                 582,646
                                                                                    --------------------
Total current liabilities                                                                    3,634,868
                                                                                    --------------------


Stockholders' deficit:
    Preferred stock, Series A; $.0001 par value; 5,000,000 shares authorized;
      0 shares issued and outstanding
    Preferred stock,  Series B convertible;  $1,000 stated value; 8.0% dividend;
      1,500 shares authorized; 0 shares issued and outstanding
    Common stock; $.0001 par value; 20,000,000 shares authorized;
      5,847,109 shares issued; 5,807,109 shares outstanding                                        585
    Additional paid-in capital                                                              11,712,394
    Common stock payable                                                                     1,079,961
    Common stock receivable                                                                    (21,250)
    Accumulated deficit                                                                    (16,295,270)
    Treasury stock; 40,000 common shares                                                       (55,000)
                                                                                     --------------------
Total stockholders' deficit                                                                 (3,578,580)
                                                                                     --------------------

                                                                                $               56,288
                                                                                     ====================


The accompanying notes are an intregral part of the consolidated financial statements.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                          Year Ended September 30,
                                                                   ---------------------------------------
                                                                        2001                    2000
                                                                   ----------------        ---------------

Sales                                                            $               -       $              -
                                                                   ----------------        ---------------

Selling, general and administrative
      expenses                                                           1,492,464              2,960,988
                                                                   ----------------        ---------------

Other expense:
      Interest expense                                                    (301,663)              (325,804)
      Loss on impairment of fixed assets                                  (488,492)                     -
      Loss on impairment of intangible assets                             (560,004)                     -
                                                                   ----------------        ---------------
                                                                        (1,350,159)              (325,804)
                                                                   ----------------        ---------------

Loss from continuing operations                                         (2,842,623)            (3,286,792)
                                                                   ----------------        ---------------

Discontinued operations:
      Loss from operations of
           discontinued divisions                                          (73,534)              (324,130)
      Loss on disposal of divisions                                              -             (2,848,852)
                                                                   ----------------        ---------------
                                                                           (73,534)            (3,172,982)
                                                                   ----------------        ---------------

Net loss                                                         $      (2,916,157)      $     (6,459,774)
                                                                   ================        ===============

Loss per share:
      Basic loss per share from
           continuing operations                                 $           (0.28)      $          (0.86)
      Basic loss per share from
           discontinued operations                                           (0.01)                 (0.83)
                                                                   ----------------        ---------------

Net loss per share                                               $           (0.29)      $          (1.69)
                                                                   ================        ===============

Weighted average number of
      common shares outstanding                                          9,984,183              3,830,448
                                                                   ================        ===============


The accompanying notes are an intregral part of the consolidated financial statements.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Deficit

                     Years Ended September 30, 2001 and 2000



                                         Common Stock                  Note Receivable
                                     --------------------   Additional Associated with Common
                                      Number of              Paid-in   Stockholder     Stock
                                       Shares      Amount    Capital   Payable         Payable
                                     ----------  ---------  ----------  ----------  ----------
Balance September 30, 1999           2,358,413    $  236   $9,519,875   $(147,035)  $       -

Issuance of stock for payment
 of services                           560,288        57    1,128,497           -           -

Issuance of stock for acquisition       75,000         7      299,993           -           -

Issuance of stock in connection with
 conversion of promissory
 notes payable                         153,408        15      153,393           -           -

Common stock paid for, not issued            -         -            -           -     105,500

Prepaid stock incentives               500,000        50      119,950           -           -

Issuance of stock for cash, net of
 offering costs of $62,417           2,500,000       250      437,333           -           -

Payments associated with
 stockholder loan, net                       -         -            -     147,035           -

Net loss for the period                     -         -            -           -           -
                                     ----------  ---------  ----------  ----------  ----------
Balance, September 30, 2000          6,147,109       615   11,659,041           -     105,500


Common stock paid for, not issued            -         -            -           -     107,127

Issuance of common stock in
 connection with conversion of
 promissory notes payable                    -         -            -           -     867,334

Common stock cancelled per stock
purchase termination agreement
and cancellation of treasury stock    (300,000)      (30)      53,353           -           -

Amortization of prepaid
 stock incentives                            -         -            -           -           -

Net loss for the period                      -         -            -           -           -
                                     ----------  ---------  ----------  ----------  ----------

Balance, September 30, 2001          5,847,109    $  585  $11,712,394     $     -  $1,079,961
                                     ==========  ========  ===========  ==========  ==========


       Common
       Stock       Accumulated  Treasury
     Receivable     Deficit      Stock        Total
    ------------  -----------  ----------   ----------
 $            -  $(6,919,339) $  (55,000)  $2,398,737


              -            -           -    1,128,554

              -            -           -      300,000


              -            -           -      153,408

              -            -           -      105,500

        (72,500)           -           -       47,500


              -            -           -      437,583


              -            -           -      147,035

              -   (6,459,774)          -   (6,459,774)
    ------------  -----------  ----------   ----------

        (72,500) (13,379,113)    (55,000)  (1,741,457)


              -            -           -      107,127


              -            -           -      867,334



              -            -           -       53,323

         51,250            -           -       51,250

              -   (2,916,157)          -   (2,916,157)
    ------------  -----------  ----------   ----------

  $     (21,250) $(16,295,270)  $(55,000) $(3,578,580)
    ============  ===========  ==========   ==========

The accompanying notes are an intregral part of the consolidated financial statements.



                       THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                            Consolidated Statements of Cash Flows


                                                                    Year Ended September 30,
                                                                   ---------------------------
                                                                      2001           2000
                                                                   ------------   ------------

Operating activities
      Net loss                                                     $ (2,916,157)  $ (6,459,774)
                                                                   ------------   ------------

      Adjustments to reconcile net loss to net cash
       used by operating activities:
           Depreciation and amortization                               169,668        330,159
           Loss on discontinued operations                                   -      2,848,852
           Bad debt                                                          -         17,240
           Penalties on note conversion
            paid with common stock                                     200,203         43,274
           Amortization of discount on notes payable                   153,889              -
           Loss on impairment of fixed assets                          488,492              -
           Loss on impairment of intangible assets                     560,004              -
           Common stock issued to employees                                  -         47,500
           Common stock issued for services                             51,250      1,128,554
           Decrease in:
            Accounts receivable and notes receivable                    83,671        111,933
            Inventory                                                        -        316,471
            Officer advance                                              6,900        149,334
            Prepaid and other assets                                    98,289        105,630
           Increase (decrease) in:
            Accounts payable                                           (68,242)      (184,806)
            Accrued expenses                                           536,594        766,250
                                                                   ------------   ------------
        Total adjustments                                            2,280,718      5,680,391
                                                                   ------------   ------------

                                                                   ------------   ------------
        Net cash used by operating activities                         (635,439)      (779,383)
                                                                   ------------   ------------

Investing activities
      Purchase of property and equipment                               (22,351)      (197,842)
      Decrease (increase) in trust account                              27,500        (27,500)
                                                                   ------------   ------------
      Net cash provided (used) by investing activities                   5,149       (225,342)
                                                                   ------------   ------------

Financing activities
      Proceeds from issuance of notes payable and capital leases       530,471        304,275
      Proceeds from collection of common stock subscription            107,127        605,500
      Offering costs paid                                                    -        (62,417)
      Reduction of capital leases and notes payable                    (14,090)       (36,962)
      Proceeds from payments on stockholder loan                             -        147,035
                                                                   ------------   ------------
      Net cash provided by financing activities                        623,508        957,431
                                                                   ------------   ------------

      Net increase (decrease) in cash                                   (6,782)       (47,294)

      Cash at beginning of period                                       12,879         60,173
                                                                   ------------   ------------

      Cash at end of period                                            $ 6,097       $ 12,879
                                                                   ============   ============


Supplemental disclosure of cash flow information:
      Cash paid for interest                                             $ 450      $ 198,272
                                                                   ============   ============

      During the year ended September 30, 2001, the Company converted $566,667 of notes payable, plus $100,464 accrued interest into 6,883,595 shares of common stock that had not been issued as of September 30, 2001.

      During the year ended September 30, 2001, the Company divested Sealco in a non- cash transaction with a net effect on assets of $53,353 recorded as an increase to additional paid-in capital.

The accompanying notes are an intregral part of the consolidated financial statements.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2001 and 2000

1.      Background Information

ThermaCell Technologies, Inc. (the "Company") is a Florida corporation that was incorporated on August 12, 1993. The Company has one wholly owned subsidiary, Atlas Chemical Co. ("Atlas"), which is reflected as a discontinued operation in the financial statements. Atlas is a manufacturer and distributor of paints and coatings, which was acquired in July 1997. The Atlas Chemical facility operations were closed on November 24, 2000. In addition, Sealco Corporation, doing business as T-Coast Pavers ("T-Coast"), which was incorporated in December 1998 and was operated as a wholly owned subsidiary until April 1, 2001. The
Company entered into a Stock Purchase Termination Agreement divesting the purchase of Sealco Systems, Inc. Sealco Systems, Inc. is reflected as a discontinued operation as of April 1, 2001 and has been reflected as such in these financial statements. The Company is currently developing microscopic evacuated glass microspheres, however, there have been no sales of these products to date.

2.      Bankruptcy Filing and Going Concern Considerations

In November 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. As a result of the filing of the voluntary petition under Chapter 11 of the United States Bankruptcy Code, it is anticipated that claims will be asserted in excess of those amounts set forth in the Company's books and records, and that the Company will dispute and file objections to certain of such claims. The Company's management cannot express any opinion as to the likelihood of an outcome respecting any claims asserted or to be asserted in the Chapter 11 case, including claims resulting from the assumption or rejection of leases and executory contracts and various other claims. The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $16,295,270 and negative working capital of $3,587,446 as of September 30, 2001, and total liabilities exceeding total assets by $3,578,580 as of September 30, 2001. In addition, the Company has certain default judgments against them, as further discussed in Note 13 and as discussed in Note 7, the Company is in default of approximately $1,500,000 in long-term debt. Currently, management is soliciting additional equity investors to fund these losses. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.      Significant Accounting Policies

The significant accounting policies followed are:

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Atlas for the full year ended September 30, 2001 and T-Coast from October 1, 2000 to April 1, 2001(date of divesture), after elimination of material, inter-company accounts, and transactions.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2001 and 2000

3.       Significant Accounting Policies (continued)

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

          The Company issued common stock prior to receiving services. This amount is recorded as a common stock receivable in the consolidated financial statements and is being amortized over the service period.

          The Company records the receipt of payment for common stock that has not been issued to the stockholder as a common stock payable in the consolidated financial statements.

          Advertising costs (except for costs associated with direct response advertising) are charged to operations when the advertising takes place. The cost of direct response advertising is capitalized and amortized over the period during which future benefits are expected to be received. At September 30, 2001 and 2000, the Company had no direct response advertising costs. Advertising expense amounted to $0 and $34,332 for the years ended September 30, 2001 and 2000, respectively.

          Property  and  equipment  are  recorded  at  cost,  less   accumulated
          depreciation. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets, ranging 5 to 10 years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2001 and 2000

3.       Significant Accounting Policies (continued)

          property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are realized, and any gain or loss is included in operations.

          Intangible assets subject to amortization include trademarks and patents. Trademarks are being amortized on a straight-line basis over 10 years. Amounts attributable to patents are being amortized over the useful life of the patent, but not more than 20 years, beginning the month the patent becomes effective.

          The Company follows Financial Accounting Standards Board Statement No. 121 (FASB No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FASB No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review of recoverability, the Company estimates the future cash flows that are expected to result from the use of the assets and their eventual disposition. Because events and circumstances frequently do not occur as expected, there will usually be differences between the estimated and actual future cash flows, and these differences may be material.

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

4.      Property and Equipment

Pursuant to the Financial Accounting Standards Board Statement No. 121 (FASB No.
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FASB No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review of recoverability, the Company estimated the future cash flows that are expected to result from the use of the assets and their eventual disposition. The Company has determined that there will be no

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2001 and 2000

4.      Property and Equipment(continued)

future cash flows from the use of the assets and has recorded a loss on impairment of fixed assets of $488,492 during the year ended September 30, 2001.

Depreciation expense was $104,000 and $171,280 for the years ended September 30, 2001 and 2000, respectively.

During the year ended September 30, 2000, the Company adopted a plan to discontinue the operations of the paint division and to abandon the property and equipment associated with this segment. In connection with the plan, the Company recorded a loss of $238,443 for the net book value of those assets. The loss is included in the loss on disposal of division.

5.      Related Party Transactions

The Company incurred expenses of $32,616 and $28,683 for legal services during 2001 and 2000, respectively, from a law firm, which was a stockholder of the Company.

The Company's former vice president owns the real estate in which the Company has its offices. Rental expense for the years ended September 30, 2001 and 2000 were $17,898 and $16,692, respectively.

The Company has a consulting agreement with a stockholder that expires on March 1, 2002. Monthly payments under the agreement are $10,000. As of September 30, 2001, the Company owed $190,000 in consulting fees.

The Company has a consulting agreement with a company owned by its former Chairman of the Board of Directors. This agreement expires on March 1, 2002 and requires a monthly payment of $10,000. As of September 30, 2001 and 2000, the Company owes approximately $221,000 and $101,000 in unpaid fees in connection with this agreement, respectively.

The above transactions are not necessarily indicative of the transactions that would have been entered into had comparable transactions been entered into with independent parties.

6.      Capital Leases

The Company leases vehicles, computers, and plant equipment under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to this equipment have been capitalized. The Company has determined that there will be no future cash flows from the leased property under capital leases as of September 30, 2001 and accordingly has expensed them as a loss on impairment of fixed assets. The Company has defaulted on the monthly payments associated with these leases and, therefore, the entire liability is recorded as current in the consolidated financial statements.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2001 and 2000


6.      Capital Leases(continued)

The approximate future minimum lease payments under the capital leases and the net present value of the future minimum lease payments at September 30, 2001 are as follows:

        Total minimum lease payments                          $    205,000
        Less amount representing interest                           26,000
                                                              ------------
        Present value of net minimum lease payments                179,000
        Less current maturities                                    179,000
                                                              ------------
                                                              $          0
                                                              ============

7.      Long-Term Debt

Long-term debt at September 30, 2001 consists of:

        Redeemable  convertible  promissory note due July 2002;
           interest payable quarterly  at stated rate of 9.0%;
           face amount of  $666,667;  net of unamortized discount of
           $54,351; unsecured                                                                $     612,316
        Various notes payable on vehicles with interest ranging
           from 7.3% to 10.35%; payments from $236 to $794
           per month; due on demand                                                                 48,027
        Note payable with interest at 12%, due on demand; unsecured                                 19,481
        Redeemable convertible promissory notes; due on demand;
           interest payable quarterly at stated rate of 12.0%;
           face amount of $75,000; unsecured                                                        75,000
        Redeemable convertible promissory notes; due
           April 2003; interest payable quarterly at stated rate
           of 8.0%; face amount of $66,500; unsecured                                               66,500
        Redeemable convertible promissory note; due
           October 2002; interest payable quarterly at stated
           rate of 9.0%; face amount of $315,000; unsecured                                        315,000
        Redeemable convertible promissory note; due
           April 2003; interest payable quarterly at stated
           rate of 8.0%; face amount of $369,489; unsecured                                        369,489
                                                                                             -------------
                                                                                                 1,505,813
        Less current maturities                                                                  1,505,813
                                                                                             -------------
                                                                                             $           0
                                                                                             =============

The redeemable convertible promissory notes are convertible at a rate of 105 percent of the average bid price for the three days preceding the conversion date at the option of the lender. The Company is in default on all of its long-term debt and, therefore, the entire liability is recorded as current in the accompanying consolidated financial statements.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2001 and 2000

7.      Long-Term Debt(continued)

During the year ended September 30, 2000, $100,000 of redeemable convertible promissory notes plus interest and penalties were converted into 153,408 shares of common stock.

During the year ended September 30, 2001, $566,667 of redeemable convertible promissory notes including $100,464 of accrued interest and $200,203 in penalties, were converted into 6,883,595 shares of common stock which have not been issued and are included in common stock payable.


8.      Operating Leases

The Company leases a building and office space under operating leases expiring in various years through 2004. Rental expense under these leases was $63,542 and $126,354 for 2001 and 2000, respectively. The following is a schedule of the approximate minimum rental payments under the above lease agreements as of September 30, 2001:

        2002                                               $70,000
                                                           =======
        2003                                               $70,000
                                                           =======
        2004                                               $70,000
                                                           =======
        2005                                              $  6,000
                                                           =======

9.      Income Taxes

The Company has net operating loss carryforwards of $15,385,554, at September 30, 2001. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the company's common stock which took place in 2001. Under federal tax law, this change in ownership of the Company will significantly restrict future utilization of the net operating loss carryforwards. Other than the net operating losses which have been limited because of the change in ownership as described above, any other net operating losses will expire in 2009 through 2021.

A valuation allowance is required by FASB Statement No. 109 if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for September 30, 2001 and 2000 were necessary. Significant components of the Company's net deferred tax assets are as follows:

                                                                              2001               2000
                                                                         ---------------------------------
        Tax benefit of net operating loss                                $   6,154,000      $    5,403,000
        Less valuation allowance                                             6,154,000           5,403,000
                                                                         ---------------------------------
                                                                         $           0      $            0
                                                                         =================================

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2001 and 2000

9.      Income Taxes (continued)

The Company's deferred income tax provisions include the following components:

                                                                              2001               2000
                                                                         ---------------------------------
        Future net operating loss deductions                             $     742,000      $    2,603,000
        Change in allowance valuation for tax
           benefit of net operating loss                                      (742,000)         (2,603,000)
                                                                         ---------------------------------
                                                                         $           0      $            0
                                                                         =================================

A reconciliation of the income tax benefit computed at the federal statutory rate and the Company's effective rate are as follows:


                                                                       2001                    2000
                                                            -----------------------   -----------------------
        Federal statutory rate                              $     639,000     34%     $   2,240,000     34%
        Adjustments, primarily state
           income taxes                                           103,000    5.5            363,000    5.5
        Change in allowance valuation for
           tax benefit of net operating loss                     (742,000) (39.5)        (2,603,000) (39.5)
                                                            -----------------------   -----------------------
                                                            $           0      0%     $           0      0%
                                                            =======================   =======================

The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of expenses deducted for financial reporting purposes that are not deductible for tax purposes and the effects of using the surtax exemption.

10.     Segment and Discontinued Operations

The Company operated in two primary business segments that were identified based on products and services.

The Company, through its wholly owned subsidiary, T-Coast, installed brick pavers in driveways and sidewalks. On November 7, 2001, the Company entered into a Stock Purchase Termination Agreement that is effective as of April 1, 2001, which divests the purchase of T-Coast. T-Coast was treated as a discontinued operation during the year ended September 30, 2001.

The Company, through its wholly owned subsidiary, Atlas, manufactured and distributed paints and coatings. The paint division was discontinued during the year ended September 30, 2000.

The Company is preparing to manufacture and sell microscopic evacuated glass spheres (microspheres) in the next fiscal year. During the current year, the Company incurred expenses in developing the manufacturing process. Corporate general and administrative expenses are included in this division. This segment is identified as ThermaCell Technologies.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2001 and 2000

10.     Segment and Discontinued Operations (continued)

The following table presents information about the results of operations of the Company's business segments for the year ended September 30, 2001:

                                                       ThermaCell        Paint           Paver
                                                       Technologies     Division       Division   Consolidated
                                                       ------------------------------------------------------

    Sales                                                                                                  $0
                                                       -------------------------------------------------------

    Selling, general and administrative                 $1,492,464                                  1,492,464
                                                       ------------------------------------------------------

    Other expenses:
        Interest expense                                  (301,663)                                  (301,663)
        Loss on impairment of fixed assets                (488,492)                                  (488,492)
        Loss on impairment of intangible assets           (560,004)                                  (560,004)
                                                       ------------------------------------------------------

    Loss from continuing operations before
        income taxes                                    (2,842,623)                                (2,842,623)

    Loss from discontinued operations                  $         0        (66,590)   $   (6,944)      (73,534)
                                                       -------------------------------------------------------

    Net income (loss)                                  $(2,842,623)   $   (66,590)   $   (6,944)  $(2,916,157)
                                                       =======================================================

The following table presents information about the results of operations of the Company's business segments for the year ended September 30, 2000:

                                                ThermaCell          Paint          Paver
                                               Technologies      Division       Division      Consolidated
                                               -----------------------------------------------------------

        Sales                                                                                           $0
                                               -----------------------------------------------------------

        Selling, general and administrative
           expenses                            $ 2,960,988                                       2,960,988
                                               -----------------------------------------------------------

        Other income (expenses):
           Interest expense                       (325,804)                                       (325,804)
                                               ------------------------------------------------------------

        Loss from continuing operations
           before income taxes                  (3,286,792)                                     (3,286,792)

        Income (loss) from discontinued
           operations                                          $(3,148,748)      (24,234)       (3,172,982)
                                               ------------------------------------------------------------

        Net loss                               $(3,286,792)    $(3,148,748)   $  (24,234)     $ (6,459,774)
                                               ============================================================


                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2001 and 2000

10.     Segment and Discontinued Operations (continued)

The Company adopted a plan to abandon or dispose of 100 percent of the assets of its paint division during the year ended September 30, 2000. Accordingly, the results of operations of the paint division for the periods presented are reported as a component of discontinued operations. The estimated loss on the disposal of discontinued operations of approximately $2,850,000 was recorded during the year ended September 30, 2000 and represents the estimated loss on the disposition of the segment assets and operations through the disposal date of November 24, 2000.

Summarized results of the paint division are as follows for the years ended September 30,:


                                                                               2001               2000
                                                                       -----------------------------------
        Net sales                                                      $      158,356       $    2,283,817
                                                                       ===================================
        Operating loss                                                 $      (66,590)      $     (301,570)
                                                                       ===================================
        Loss from discontinued operations                              $      (66,590)      $     (301,570)
                                                                       ===================================

The Company entered into a Stock Purchase Termination Agreement that is effective as of April 1, 2001, which divests the purchase of T-Coast, the Company's paver division in exchange for 300,000 shares of the Company's common stock which was then retired. The results of operations of the paver division for the periods presented are reported as a component of discontinued
operations, with the prior year similarly reclassified in the consolidated statements of operations. The net book value of this division, adjusted by the Company's investment in it has been recorded as additional paid-in capital at the disposal date of April 1, 2001.

Summarized results of the paver division are as follows:


                                                                       Period from
                                                                     October 1, 2000 to         Year ended
                                                                      April 1, 2001        September 30, 2000
                                                                      ---------------------------------------
        Net sales                                                    $  1,004,657                $1,832,017
                                                                     =======================================
        Operating loss                                               $     (6,944)               $  (24,234)
                                                                     =======================================
        Loss from discontinued operations                            $     (6,944)               $  (24,234)
                                                                     =======================================

There are no remaining assets and liabilities of the paver division at September 30, 2001.


11.     Stockholders' Equity

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

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2001 and 2000

11.     Stockholders' Equity(continued)

During June 2000, the Company issued 235,283 shares of common stock in exchange for services rendered. The cost of the services has been charged to operations and capital has been increased by $263,489 representing the fair market value of the common stock issued.

As of September 30, 2001 and 2000, the Company recorded $1,079,961 and $105,500, respectively of common stock payables to investors who had not been issued their respective shares.

During March 2001, $566,667 of the Company's redeemable convertible promissory notes, including $100,464 of accrued interest and $200,203 in penalties, were converted into 6,883,595 shares of common stock which represents more than 50% voting control of the outstanding common stock of the Company. These shares were not issued as of September 30, 2001.

The Company entered into a Stock Purchase Termination Agreement, which is effective April 1, 2001, which divests the purchase of T-Coast Pavers/Sealco Systems, Inc. Under this agreement, 300,000 shares of the Company's common stock were returned to treasury and the parties entered into mutual general releases.

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

In connection with a public offering in 1997, the Company sold to the underwriter options to purchase 34,375 post-split units (the "underwriter warrants") of the Company's securities, identical to the units publicly sold at an exercise price of 165 percent of the public offering price. The underwriter's units were exercisable at a price per unit of $24.00, subject to certain adjustments, until March 12, 2001, when they expired.

The underwriter's warrants contained certain registration rights and anti-dilution provisions. The holders of the underwriter's warrants had no voting, dividend, or other rights as stockholders of the Company with respect to the shares underlying the warrants.

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2001 and 2000


12.     Stock Options

Prior to September 30, 1999, the Company made awards of incentive common stock options to corporate officers and authorized the allocation of 150,000 common shares (post-split) for a compensatory Section 422A plan for officers and key employees. Awards outstanding as of September 30, 2001 are summarized as follows:


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


13.     Contingent Liabilities

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

                 ThermaCell Technologies, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2001 and 2000


13.     Contingent Liabilities(continued)

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


14.      Commitments

On May 30, 2000, the Company entered into a stock purchase agreement for an aggregate of 5,000,000 shares of common stock at $.20 per share. The agreement contains certain buyer's rights that allow the buyer to obligate the Company to purchase all or a portion of the shares issued at a per share price equal to the latest 10-day average price if certain requirements, conditions, and approvals contained within the agreement are not met. As of September 30, 2001, the Company has issued 2,500,000 shares of common stock under this agreement.