Form 10QSB
period 2001-12-31
THERMACELL TECHNOLOGIES INC
filed 2002-06-24
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001
                               -----------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

                         Commission File Number 0-21279
                                                -------

                          THERMACELL TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)
                              --------------------
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


         The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of December 31, 2001 was 12,690,704.

         Transitional Small Business Disclosure Format:

Yes       No X
    ---     ---

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)


                                      Index

                  Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)




                                                                         Page
Part I - Financial Information                                           ----
------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet -
           December 31, 2001..........................................     1

         Consolidated Statements of Operations -
           Three months ended
           December 31, 2001 and 2000.................................     2

         Consolidated Statements of Changes in Stockholders' Deficit
           Three months ended December 31, 2001.......................     3

         Consolidated Statements of Cash Flows -
           Three months ended
           December 31, 2001 and 2000.................................     4

         Notes to Consolidated Financial Statements...................     5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................     7

Part II - Other Information
---------------------------
Item 1. Legal Proceedings.............................................    12

Item 3. Defaults Upon Senior Securities...............................    13

Item 6. Exhibits and reports on Form 8-K..............................    13

Signatures............................................................    14

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                           Consolidated Balance Sheet
                                   (Unaudited)
                                December 31, 2001


Assets
Current assets:
    Cash                                                                                      $                9,725
    Prepaid expenses and other                                                                                22,175
                                                                                                 --------------------
Total current assets                                                                                          31,900
                                                                                                 --------------------

Other assets:
    Deposits                                                                                                   8,866
                                                                                                 --------------------

                                                                                              $               40,766
                                                                                                 ====================


Liabilities and Stockholders' Deficit

Current liabilities:
    Notes payable                                                                             $               23,204
                                                                                                 --------------------
Total current liabilities                                                                                     23,204
                                                                                                 --------------------

Liabilities subject to compromise:
    Secured Debt                                                                                             663,406
    Trade and miscellaneous claims                                                                           748,518
    Debt that may be converted to equity                                                                   2,385,343
                                                                                                 --------------------
Total liabilities subject of compromise                                                                    3,797,267
                                                                                                 --------------------

Long-term liabilities:
    Notes payable, less current maturities                                                                   119,796
                                                                                                 --------------------
Total long-term liabilities                                                                                  119,796
                                                                                                 --------------------

                                                                                                 --------------------
Total liabilities                                                                                          3,940,267
                                                                                                 --------------------

Stockholders' deficit:
    Preferred stock, Series A; $.0001 par value; 5,000,000 shares authorized;
       0 shares issued and outstanding
    Preferred stock,  Series B convertible;  $1,000 stated value; 8.0% dividend;
      1,500 shares authorized; 0 shares issued and outstanding
    Common stock; $.0001 par value; 20,000,000 shares authorized;
      12,730,704 shares issued; 12,690,704 shares outstanding                                                  1,273
    Additional paid-in capital                                                                            12,579,040
    Common stock payable                                                                                     212,627
    Common stock receivable                                                                                  (21,250)
    Accumulated deficit                                                                                  (16,616,191)
    Treasury stock; 40,000 common shares                                                                     (55,000)
                                                                                                 --------------------
Total stockholders' deficit                                                                               (3,899,501)
                                                                                                 --------------------

                                                                                              $               40,766
                                                                                                 ====================



The accompanying notes are an intregral part of the consolidated financial statements.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                Three Months Ended December 31,
                                                                           -------------------------------------------
                                                                                 2001                      2000
                                                                           -----------------         -----------------

Sales                                                                    $                -        $                -
                                                                           -----------------         -----------------

Selling, general and administrative
      expenses                                                                      247,260                   193,316
                                                                           -----------------         -----------------
                                                                                    247,260                   193,316

Loss from operations                                                               (247,260)                 (193,316)
                                                                           -----------------         -----------------

Other expense:
      Interest expense                                                              (73,661)                  (64,025)
                                                                           -----------------         -----------------


Loss from continuing operations                                          $         (320,921)       $         (257,341)
                                                                           -----------------         -----------------

Discountinued operations:
      Income (loss) from discontinued operations                                          -                       112
                                                                           -----------------         -----------------

Net loss                                                                 $         (320,921)       $         (257,229)
                                                                           =================         =================

Loss per share:
      Basic loss per share from continuing operations                                 (0.02)                    (0.04)
      Basic loss per share from discontinued operations                                   -                         -
                                                                           -----------------         -----------------

Net loss per share                                                       $            (0.02)       $            (0.04)
                                                                           =================         =================

Weighted average number of
      common shares outstanding                                                  12,939,204                 6,147,109
                                                                           =================         =================


The accompanying notes are an intregral part of the consolidated financial statements.



                                                THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                            (DEBTOR-IN-POSSESSION)
                                         Consolidated Statements of Changes in Stockholders' Deficit

                                               Three Months Ended December 31, 2001 (Unaudited)



                             Common Stock
                         ---------------------    Additional     Common         Common
                          Number of                Paid-in        Stock         Stock        Accumulated    Treasury
                           Shares       Amount     Capital       Payable      Receivable       Deficit        Stock         Total
                         -----------  -------- --------------  -----------  --------------   ------------  -----------   -----------
Balance,
 September 30, 2001        5,847,109 $     585  $  11,712,394 $  1,079,961 $       (21,250) $ (16,295,270)$    (55,000) $(3,578,580)

Common stock issued
 for conversion of
 note payable              6,883,595       688        866,646     (867,334)              -              -            -            -

Net loss for the
 period                            -         -              -            -               -       (320,921)           -     (320,921)
                         -----------  -------- --------------  -----------  --------------   ------------  -----------   -----------
 Balance,
 December 31, 2001        12,730,704 $   1,273  $  12,579,040 $    212,627 $       (21,250) $ (16,616,191) $   (55,000) $(3,899,501)
                         ===========  ======== ==============  ===========  ==============   ============  ===========   ===========

The accompanying notes are an intregral part of the consolidated financial statements.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Three Months Ended December 31,
                                                                                  ---------------------------------
                                                                                       2001              2000
                                                                                  ---------------   ---------------

Operating activities
        Net loss                                                                      $ (320,921)       $ (257,229)
                                                                                  ---------------   ---------------

        Adjustments to reconcile net loss to net cash
         used by operating activities:
             Depreciation and amortization                                                     -            45,869
             Amortization of discount on notes payable                                    38,500            27,815
             Decrease in:
               Accounts receivable and notes receivable                                        -            59,228
               Officer advance                                                                 -             6,900
               Prepaid and other assets                                                   19,150            19,150
             Increase (decrease) in:
               Accounts payable                                                           (1,263)          (69,237)
               Accrued expenses                                                          125,162            47,165
                                                                                  ---------------   ---------------
         Total adjustments                                                               181,549           136,890
                                                                                  ---------------   ---------------

                                                                                  ---------------   ---------------
         Net cash used by operating activities                                          (139,372)         (120,339)
                                                                                  ---------------   ---------------

Investing activities
        Decrease (increase) in trust account                                                   -            21,000
                                                                                  ---------------   ---------------
        Net cash provided (used) by investing activities                                       -            21,000
                                                                                  ---------------   ---------------

Financing activities
        Proceeds from issuance of notes payable                                          143,000            94,482
        Proceeds from common stock subscription                                                -            76,206
        Reduction of capital leases and notes payable                                          -            (6,786)
                                                                                  ---------------   ---------------
        Net cash provided by financing activities                                        143,000           163,902
                                                                                  ---------------   ---------------

        Net increase (decrease) in cash                                                    3,628            64,563

        Cash at beginning of period                                                        6,097            12,879
                                                                                  ---------------   ---------------

        Cash at end of period                                                            $ 9,725          $ 77,442
                                                                                  ===============   ===============



The accompanying notes are an intregral part of the consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                  Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)


1.      Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended December 31, 2001 and 2000, (b) the financial position at December 31, 2001, and (c) cash flows for the three months ended December 31, 2001 and 2000, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes of ThermaCell Technologies, Inc. and Subsidiary (the "Company") should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2001. The results of operations for the three-month period ended December 31, 2001 are not necessarily indicative of those to be expected for the entire year.

The accompanying consolidated financial statements include the accounts of ThermaCell Technologies, Inc. and its subsidiary, Atlas Chemical Co. ("Atlas"), after elimination of material, inter-company accounts, and transactions.

Reclassifications have been made to the 2001 consolidated financial statements to conform to the classifications used in 2002, and to reflect accounting effects of discontinued operations.

2.      Bankruptcy Filing and Going Concern Considerations

In November 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. As a result of the filing of the voluntary petition under Chapter 11 of the United States Bankruptcy Code, it is anticipated that claims will be asserted in excess of those amounts set forth in the Company's books and records, and that the Company will dispute and file objections to certain of such claims. The Company's management cannot express any opinion as to the likelihood of an outcome respecting any claims asserted or to be asserted in the Chapter 11 case, including claims resulting from the assumption or rejection of leases and executory contracts and various other claims. The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $16,616,191 and negative working capital of $3,788,571 as of December 31, 2001, and total liabilities exceeding total assets by $3,899,501 as of December 31, 2001. In addition, the Company has certain default judgments against it. Currently, management is soliciting additional equity investors to fund these losses. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                  Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

2.      Bankruptcy Filing and Going Concern Considerations(continued)

The Company has classified its liabilities subject to compromise as follows according to its proposed plan of reorganization:

Secured Debt - Consists Administrative Expenses, Other Priority Claims, and Secured Claims.

Trade and miscellaneous claims - Consists of Priority Tax Claims and Unsecured Claims

Debt that may be converted to equity - Consists of secured or unsecured claims which may be converted to equity.

3.      Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three month period ended December 31, 2001 and 2000. The weighted average shares outstanding for the three month period ended December 31, 2001 was 12,939,204 as compared to 6,147,109 for the three month period ended December 31, 2000.

4.      Equity Transactions

During the year ended September 30, 2001, $566,667 of redeemable convertible promissory notes including $100,464 of accrued interest and $200,203 in penalties, were converted into 6,883,595 shares of common stock. These shares were not issued as of the fiscal year ended September 30, 2001 and were recorded as a common stock payable. These shares were issued during the three-month period ended December 31, 2001.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

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

OVERVIEW

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

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

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


BUSINESS STRATEGY

Our business strategy is to develop and commercialize shell technology and products incorporating shell technology. An important element in the our past strategy was to acquire paint manufacturers and distributors to introduce our technology into the paint and coating industry. That strategy has been abandoned because of our financial constraints. One of our current objectives will re-start our marketing of Vaxcells incorporating our shell technology. Our restructuring strategy of developing a commercially viable manufacturing process for shells and expansion into markets for our shell technology will result in incurring additional losses due to the costs associated with these strategies. We expect to incur losses until we are able produce shells consistently on a production-wide basis and are able to market these shells to generate revenues. The Company's business strategy is dependent upon the successful implementation of the following:

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

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

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

                  Under the Plan of Reorganization it is anticipated that PAC will receive approximately 70% of ThermaCell's equity, existing unsecured creditors 20% of ThermaCell's equity, and existing shareholders 10% of ThermaCell's equity. Pac would convert it existing secured credit into equity that upon of emergence from the Chapter 11 proceedings, the only debt of ThermaCell would be debt due to professionals, assessments imposed by the IRS, which will be contested and other administrative claims. It is anticipated that ThermaCell will fund or negotiate these claims as part of the Chapter 11 proceedings.

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

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

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

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2000

Sales
-----
There were no sales for the three-month period ended December 31, 2001 and 2000. We are currently developing our microsphere technologies and have not generated revenues from these products. There are no assurances that we will be able to generate revenues from products incorporating this technology in the future.

Selling, General and Administrative Expenses
--------------------------------------------
For the three-month period ended December 31, 2001, total selling, general, and administrative expenses were $247,260 as compared to $193,316 for the three-month period ended December 31, 2000, an increase of $53,944 or 28%. This increase is primarily related to an increases in payroll expenses and plant supplies associated with our microsphere pilot facility in Daytona, Florida.

Interest Expense
----------------
Interest expense, net of interest income, increased 15%, or $9,636 to $73,661 for the three-month period ended December 31, 2001 from $64,025 in the previous three-month period ended December 31, 2000. Interest expense primarily relates to our outstanding convertible debentures.

Net Loss
--------
The net loss and the net loss per share was $320,921 and $0.02, respectively, for the three-month period ended December 31, 2001, as compared to a net loss and net loss per share of $257,229 and $0.04, respectively, for the three-month period ending December 31, 2000. The increase in loss is, in part, attributed to the Company's higher level of selling, general and administrative costs over the prior three-month period which includes increases in payroll expenses and plant supplies associated with our microsphere pilot facility in Daytona, Florida. On a weighted average basis, there were 12,939,204 shares outstanding for three-month period ending December 31, 2001 as compared to 6,147,109 shares outstanding for three-month period ended December 31, 2000.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

LIQUIDITY AND CAPITAL RESOURCES

During March 2001, conversion of $566,667, a portion of the debt held by the Augustine Fund, who holds all remaining convertible debt was completed into 6,883,595 shares of common stock which represents more than 50% voting control of the outstanding common stock of the company. These shares were not issued as of the fiscal year ended September 30, 2001 and were recorded as a common stock payable. These shares were issued during the three-month period ended December 31, 2001. With this conversion, the principals of Augustine Capital are in a position to control the affairs of the company. Augustine Capital has agreed, subject to certain additional due diligence, to provide additional capital to the company.

We filed for Chapter 11 protection on November 7, 2001. We obtained Bankruptcy Court authority to negotiate a senior secured credit facility from PAC Funding, LLC ("PAC") and we have continued to operate our business as a debtor-in-possession. PAC is a Florida limited liability company, whose members are Augustine Capital Fund, L.P. and Private Capital Group. PAC has committed $500,000 in senior secured lending. As of May 15, 2002, PAC funded $348,650. A committee of unsecured creditors has not been appointed. The debtor-in-possession funding provided by PAC has allowed us to continue operations and avoid liquidation. We are not generating sales revenues from operations and we are dependent upon PAC for funding our working capital requirements.

We continue to experience operating losses. Our net working capital deficiency and accumulated deficit are $3,788,571 and $16,616,191, respectively at December 31, 2001. We have not historically generated sufficient revenues from operations to self-fund our capital requirements. Management is focusing on raising additional capital to fund its present development. We do not have sufficient working capital to meet our immediate needs.

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

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

Inflation

Inflation has not proven to be a factor in our business since our inception and is not expected to have a material impact on our business in the foreseeable future.

Going Concern Assumption

On November 7, 2001 we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court. We have incurred significant losses since our inception. These losses and other factors resulted in most of our available cash resources being used to support operating activities. In addition, we have assumed significant commitments and obligations as described in the financial statements. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have taken certain steps to revise our operating and financial requirements, which we believe are sufficient to provide us with the ability to continue in existence. These steps and our plans regarding these matters include the filing of a voluntary petition for reorganization under Chapter 11 of the U.S Bankruptcy Code with the U.S. Bankruptcy Court. The first impact of the Chapter 11 filing was to stay certain legal proceedings that had been instituted against us. We also believe that the Chapter 11 filing has allowed us to reorganize and rethink our direction, and to obtain debtor-in-possession financing.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

We are subject to a number of lawsuits and claims arising out of the conduct of our business. Management believes that the probable resolution of such matters may materially affect our financial position, results of operations or cash flows.

In November 2001, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

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

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

The Company is currently in default on approximately $1,500,000 of notes payable and capital leases.

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

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ThermaCell Technologies, Inc.


Dated    6/24/2002
                                                /s/ James Hagarman
                                                --------------------
                                                James Hagarman
                                                President