Form 10QSB
period 2002-03-31
THERMACELL TECHNOLOGIES INC
filed 2002-06-24
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002
                               --------------

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

         The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of March 31, 2002 was 12,690,704.

         Transitional Small Business Disclosure Format:

Yes       No  X
    ---      ---

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)


                                      Index

               Three and Six Months Ended March 31, 2002 and 2001
                                   (Unaudited)




                                                                        Page
Part I - Financial Information                                          ----
------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet -
           March 31, 2002.........................................       1

         Consolidated Statements of Operations -
           Three and six months ended
           March 31, 2002 and 2001................................       2

         Consolidated Statements of Changes in Stockholders' Deficit
           Six months ended March 31, 2002.........................      3

         Consolidated Statements of Cash Flows -
           Six months ended
           March 31, 2002 and 2001.................................      4

         Notes to Consolidated Financial Statements................      5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................      7

Part II - Other Information
---------------------------

Item 1. Legal Proceedings...........................................    13

Item 3. Defaults Upon Senior Securities.............................    14

Item 6. Exhibits and reports on Form 8-K............................    14

Signatures.........................................................     15



                               THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                                          (DEBTOR-IN-POSSESSION)
                                        Consolidated Balance Sheet
                                               (Unaudited)
                                              March 31, 2002

Assets
Current assets:
   Cash                                                                               $                  -
                                                                                        -------------------

Other assets:
   Deposits                                                                                          8,866
                                                                                        -------------------

                                                                                      $              8,866
                                                                                        ===================


Liabilities and Stockholders' Deficit

Current liabilities:
   Bank overdraft                                                                     $              1,814
   Notes payable                                                                                    47,747
                                                                                        -------------------
Total current liabilities                                                                           49,561
                                                                                        -------------------

Liabilities subject to compromise:
   Secured Debt                                                                                    663,406
   Trade and miscellaneous claims                                                                  748,097
   Debt that may be converted to equity                                                          2,509,029
                                                                                        -------------------
Total liabilities subject of compromise                                                          3,920,532
                                                                                        -------------------

Long-term liabilities:
   Notes payable, less current maturities                                                          246,503
                                                                                        -------------------
Total long-term liabilities                                                                        246,503
                                                                                        -------------------

                                                                                        -------------------
Total liabilities                                                                                4,216,596
                                                                                        -------------------

Stockholders' deficit:
   Preferred stock, Series A; $.0001 par value;  5,000,000 shares authorized;
     0 shares issued and outstanding
   Preferred stock,  Series B convertible;  $1,000 stated value;  8.0% dividend;
     1,500 shares authorized; 0 shares issued and outstanding
   Common stock; $.0001 par value; 20,000,000 shares authorized;
     12,730,704 shares issued; 12,690,704 shares outstanding                                         1,273
   Additional paid-in capital                                                                   12,579,040
   Common stock payable                                                                            212,627
   Common stock receivable                                                                         (21,250)
   Accumulated deficit                                                                         (16,924,420)
   Treasury stock; 40,000 common shares                                                            (55,000)
                                                                                        -------------------
Total stockholders' deficit                                                                     (4,207,730)
                                                                                        -------------------

                                                                                      $              8,866
                                                                                        ===================


The accompanying notes are an intregral part of the consolidated financial statements.


                                        THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                    (DEBTOR-IN-POSSESSION)
                                            Consolidated Statements of Operations
                                                         (Unaudited)


                                                            Three Months Ended March 31,          Six Months Ended March 31,
                                                         ---------------------------------    ---------------------------------
                                                             2002               2001              2002                2001
                                                         -------------      --------------    -------------       -------------

Sales                                                  $            -      $            -   $            -      $            -
                                                         -------------      --------------    -------------       -------------

Selling, general and administrative
     expenses                                                 254,542             427,422          501,802             620,738
                                                         -------------      --------------    -------------       -------------
                                                              254,542             427,422          501,802             620,738

Loss from operations                                         (254,542)           (427,422)        (501,802)           (620,738)
                                                         -------------      --------------    -------------       -------------

Other expense:
     Interest expense                                         (53,687)           (124,158)        (127,348)           (188,183)
                                                         -------------      --------------    -------------       -------------

Loss from continuing operations                        $     (308,229)      $    (551,580)  $     (629,150)     $     (808,921)
                                                         -------------      --------------    -------------       -------------

Discountinued operations:
     Income (loss) from discontinued operations                     -             (28,225)               -             (28,113)
                                                         -------------      --------------    -------------       -------------

Net loss                                               $     (308,229)      $    (579,805)  $     (629,150)     $     (837,034)
                                                         =============      ==============    =============       =============

Loss per share:
     Basic loss per share from continuing operations            (0.02)              (0.08)           (0.05)              (0.12)
     Basic loss per share from discontinued operations              -                   -                -                   -
                                                         -------------      --------------    -------------       -------------

Net loss per share                                     $        (0.02)      $       (0.08)  $        (0.05)     $        (0.12)
                                                         =============      ==============    =============       =============

Weighted average number of
     common shares outstanding                             12,939,204           7,649,094       12,939,204           6,979,912
                                                         =============      ==============    =============       =============



The accompanying notes are an intregral part of the consolidated financial statements.


                                                THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                            (DEBTOR-IN-POSSESSION)
                                         Consolidated Statements of Changes in Stockholders' Deficit

                                                  Six Months Ended March 31, 2002 (Unaudited)



                          Common Stock
                     ----------------------    Additional     Common         Common
                       Number of                Paid-in        Stock         Stock         Accumulated   Treasury
                        Shares       Amount     Capital       Payable      Receivable       Deficit        Stock         Total
                     -----------  ---------   -----------  -----------  --------------   ------------  -----------   -----------
Balance,
 September 30, 2001   5,847,109 $     585  $  11,712,394 $  1,079,961   $     (21,250) $ (16,295,270)   $ (55,000)   $ (3,578,580)

Common stock issued
 for conversion of
 note payable         6,883,595       688        866,646     (867,334)              -              -            -               -

Net loss for
 the period                   -         -              -            -               -       (629,150)           -        (629,150)

Balance,
 March 31, 2002      12,730,704 $   1,273  $  12,579,040 $    212,627   $     (21,250) $ (16,924,420)   $ (55,000)   $ (4,207,730)
                    ===========  ========   ============  ===========   ==============   ============  ===========     ===========

The accompanying notes are an intregral part of the consolidated financial statements.



                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Six Months Ended March 31,
                                                                                  ---------------------------------
                                                                                       2002              2001
                                                                                  ---------------   ---------------

Operating activities
        Net loss                                                                      $ (629,150)       $ (837,034)
                                                                                  ---------------   ---------------

        Adjustments to reconcile net loss to net cash
         used by operating activities:
             Depreciation and amortization                                                     -            91,468
             Interest and penalties on note conversion
               paid with common stock                                                          -           200,203
             Amortization of discount on notes payable                                    54,352           116,371
             Decrease in:
               Accounts receivable and notes receivable                                        -            83,671
               Officer advance                                                                 -             6,900
               Prepaid and other assets                                                   41,325            38,300
             Increase (decrease) in:
               Accounts payable                                                           (1,684)         (133,739)
               Accrued expenses                                                          232,996           171,843
                                                                                  ---------------   ---------------
         Total adjustments                                                               326,989           575,017
                                                                                  ---------------   ---------------

                                                                                  ---------------   ---------------
         Net cash used by operating activities                                          (302,161)         (262,017)
                                                                                  ---------------   ---------------

Investing activities
        Purchase of property and equipment                                                     -           (15,161)
        Decrease (increase) in trust account                                                   -            27,500
                                                                                  ---------------   ---------------
        Net cash provided (used) by investing activities                                       -            12,339
                                                                                  ---------------   ---------------

Financing activities
        Bank overdraft                                                                     1,814                 -
        Proceeds from issuance of notes payable                                          294,250           169,481
        Proceeds from common stock subscription                                                -           107,127
        Principal payments on capital leases and notes payable                                 -           (14,090)
                                                                                  ---------------   ---------------
        Net cash provided by financing activities                                        296,064           262,518
                                                                                  ---------------   ---------------

        Net increase (decrease) in cash                                                   (6,097)           12,840

        Cash at beginning of period                                                        6,097            12,879
                                                                                  ---------------   ---------------

        Cash at end of period                                                         $        -          $ 25,719
                                                                                  ===============   ===============



The accompanying notes are an intregral part of the consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                    Six Months Ended March 31, 2002 and 2001
                                   (Unaudited)


1.      Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended March 31, 2002 and 2001, (b) the financial position at March 31, 2002, and (c) cash flows for the six months ended March 31, 2002 and 2001, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes of ThermaCell Technologies, Inc. and Subsidiary (the "Company") should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2001. The results of operations for the three-month and six-month periods ended March 31, 2002 are not necessarily indicative of those to be expected for the entire year.

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

2.      Bankruptcy Filing and Going Concern Considerations

In November 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. As a result of the filing of the voluntary petition under Chapter 11 of the United States Bankruptcy Code, it is anticipated that claims will be asserted in excess of those amounts set forth in the Company's books and records, and that the Company will dispute and file objections to certain of such claims. The Company's management cannot express any opinion as to the likelihood of an outcome respecting any claims asserted or to be asserted in the Chapter 11 case, including claims resulting from the assumption or rejection of leases and executory contracts and various other claims. The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $16,924,420 and negative working capital of $3,970,093 as of March 31, 2002, and total liabilities exceeding total assets by $4,207,730 as of March 31, 2002. In addition, the Company has certain default judgments against it. Currently, management is soliciting additional equity investors to fund these losses. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                    Six Months Ended March 31, 2002 and 2001
                                   (Unaudited)

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

3.      Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and six month periods ended March 31, 2002 and 2001. The weighted average shares outstanding for the three month period ended March 31, 2002 was 12,939,204 as compared to 7,649,094 for the three month period ended March 31, 2001. The weighted average shares outstanding for the six month period ended March 31, 2002 was 12,939,204 as compared to 6,979,912 for the six month period ended March 31, 2001.

4.      Equity Transactions

During the year ended September 30, 2001, $566,667 of redeemable convertible promissory notes including $100,464 of accrued interest and $200,203 in penalties, were converted into 6,883,595 shares of common stock. These shares were not issued as of the fiscal year ended September 30, 2001 and were recorded as a common stock payable. These shares were issued during the six-month period ended March 31, 2002.

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

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

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

         (iii)    Expand the shell technology to other products

                  We believe the potential exists to commercially  exploit other

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

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

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2001

Sales
-----
There were no sales for the three-month period ended March 31, 2002 and 2001. We are currently developing our microsphere technologies and have not generated revenues from these products. There are no assurances that we will be able to generate revenues from products incorporating this technology in the future.

Selling, General and Administrative Expenses
--------------------------------------------
For the three-month period ended March 31, 2002, total selling, general, and administrative expenses were $254,542 as compared to $427,422 for the three-month period ended March 31, 2001, a decrease of $172,880 or 41%. This decrease is primarily related to $200,203 in penalties, paid with our common stock, associated with our redeemable convertible promissory notes charged during the three-month period ended March 31, 2001 with no similar charge in the current period.

Interest Expense
----------------
Interest expense, net of interest income, decreased 57%, or $70,471 to $53,687 for the three-month period ended March 31, 2002 from $124,158 in the previous three-month period ended March 31, 2001. Interest expense primarily relates to our outstanding convertible debentures.

Net Loss
--------
The net loss and the net loss per share was $308,229 and $0.02, respectively, for the three-month period ended March 31, 2002, as compared to a net loss and net loss per share of $579,805 and $0.08, respectively, for the three-month period ending March 31, 2001. This decrease is primarily related to $200,203 in penalties, paid with our common stock, associated with our redeemable convertible promissory notes charged during the three-month period ended March 31, 2001 with no similar charge in the current period. On a weighted average basis, there were 12,939,204 shares outstanding for three-month period ending March 31, 2002 as compared to 7,649,094 shares outstanding for three-month period ended March 31, 2001.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE SIX-MONTH PERIOD ENDED MARCH 31, 2001

Sales
-----
There were no sales for the six-month period ended March 31, 2002 and 2001. We are currently developing our microsphere technologies and have not generated revenues from these products. There are no assurances that we will be able to generate revenues from products incorporating this technology in the future.

Selling, General and Administrative Expenses
--------------------------------------------
For the six-month period ended March 31, 2002, total selling, general, and administrative expenses were $501,802 as compared to $620,738 for the six-month period ended March 31, 2001, a decrease of $118,936 or 19%. This decrease is primarily related to $200,203 in penalties, paid with our common stock, associated with our redeemable convertible promissory notes charged during the six-month period ended March 31, 2001 with no similar charge in the current period. Payroll and payroll taxes increased approximately $70,000 during the six month period ended March 31, 2002 as compared to the similar period in 2001.

Interest Expense
----------------
Interest expense, net of interest income, decreased 32%, or $60,835 to $127,348 for the six-month period ended March 31, 2002 from $188,183 in the previous six-month period ended March 31, 2001. Interest expense primarily relates to our outstanding convertible debentures.

Net Loss
--------
The net loss and the net loss per share was $629,150 and $0.05, respectively, for the six-month period ended March 31, 2002, as compared to a net loss and net loss per share of $837,034 and $0.12, respectively, for the six-month period ending March 31, 2001. This decrease is primarily related to $200,203 in penalties, paid with our common stock, associated with our redeemable convertible promissory notes charged during the six-month period ended March 31, 2001 with no similar charge in the current period. On a weighted average basis, there were 12,939,204 shares outstanding for six-month period ending March 31, 2002 as compared to 6,979,912 shares outstanding for six-month period ended March 31, 2001.


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

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

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

We continue to experience operating losses. Our net working capital deficiency and accumulated deficit are $3,970,093 and $16,924,420, respectively at March 31, 2002. We have not historically generated sufficient revenues from operations to self-fund our capital requirements. Management is focusing on raising additional capital to fund its present development. We do not have sufficient working capital to meet our immediate needs.

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

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

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

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

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

     (b) Reports of Form 8-K
            -none

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ThermaCell Technologies, Inc.


Dated    6/24/2002
                                                /s/ James Hagarman
                                                -----------------------
                                                James Hagarman
                                                President