Form 10QSB
period 2002-06-30
THERMACELL TECHNOLOGIES INC
filed 2002-08-21
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2002
                                    -------------

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from __________ to __________

                         Commission File Number 0-21279
                                                -------

                          THERMACELL TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)
                         ------------------------------
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

Yes       No  X
    ----    -----


         The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of June 30, 2002 was 12,690,704.

         Transitional Small Business Disclosure Format:

Yes       No  X
    ----    -----

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

                                      Index

               Three and Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)




                                                                           Page
Part I - Financial Information                                             ----
------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet -
           June 30, 2002.................................................    1

         Consolidated Statements of Operations -
           Three and nine months ended
           June 30, 2002 and 2001........................................    2

         Consolidated Statements of Changes in Stockholders' Deficit
           Nine months ended June 30, 2002................................   3

         Consolidated Statements of Cash Flows -
           Nine months ended
           June 30, 2002 and 2001.........................................   4

         Notes to Consolidated Financial Statements.......................   5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   7

Part II - Other Information
---------------------------

Item 1. Legal Proceedings.................................................  13

Item 3. Defaults Upon Senior Securities...................................  14

Item 6. Exhibits and reports on Form 8-K..................................  14


Signatures................................................................  15

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  June 30, 2002


Assets
Current assets:
    Cash                                                                               $               5,491
                                                                                          -------------------

Other assets:
    Deposits                                                                                           8,866
                                                                                          -------------------

                                                                                       $              14,357
                                                                                          ===================


Liabilities and Stockholders' Deficit

Current liabilities:
    Accrued expenses                                                                                  20,000
    Notes payable                                                                                     82,847
                                                                                          -------------------
Total current liabilities                                                                            102,847
                                                                                          -------------------

Liabilities subject to compromise:
    Secured Debt                                                                                     663,406
    Trade and miscellaneous claims                                                                   748,097
    Debt that may be converted to equity                                                           2,580,171
                                                                                          -------------------
Total liabilities subject of compromise                                                            3,991,674
                                                                                          -------------------

Long-term liabilities:
    Notes payable, less current maturities                                                           386,444
                                                                                          -------------------
Total long-term liabilities                                                                          386,444
                                                                                          -------------------

                                                                                          -------------------
Total liabilities                                                                                  4,480,965
                                                                                          -------------------

Stockholders' deficit:
    Preferred stock, Series A; $.0001 par value; 5,000,000 shares authorized;
      0 shares issued and outstanding
    Preferred stock,  Series B convertible;  $1,000 stated value; 8.0% dividend;
      1,500 shares authorized; 0 shares issued and outstanding
    Common stock; $.0001 par value; 20,000,000 shares authorized;
      12,730,704 shares issued; 12,690,704 shares outstanding                                          1,273
    Additional paid-in capital                                                                    12,579,040
    Common stock payable                                                                             212,627
    Accumulated deficit                                                                          (17,204,548)
    Treasury stock; 40,000 common shares                                                             (55,000)
                                                                                          -------------------
Total stockholders' deficit                                                                       (4,466,608)
                                                                                          -------------------

                                                                                       $              14,357
                                                                                          ===================


The accompanying notes are an intregral part of the consolidated financial statements.



                                        THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                    (DEBTOR-IN-POSSESSION)
                                            Consolidated Statements of Operations
                                                         (Unaudited)


                                                            Three Months Ended June 30,           Nine Months Ended June 30,
                                                         ---------------------------------    ---------------------------------
                                                             2002               2001              2002                2001
                                                         -------------      --------------    -------------       -------------

Sales                                                  $            -     $             -   $            -      $            -
                                                         -------------      --------------    -------------       -------------

Selling, general and administrative
     expenses                                                 238,985             282,339          740,788             939,143
                                                         -------------      --------------    -------------       -------------
                                                              238,985             282,339          740,788             939,143

Loss from operations                                         (238,985)           (282,339)        (740,788)           (939,143)
                                                         -------------      --------------    -------------       -------------

Other expense:
     Interest expense                                         (41,142)            (87,750)        (168,490)           (275,933)
                                                         -------------      --------------    -------------       -------------

Loss from continuing operations                        $     (280,127)     $     (370,089)  $     (909,278)     $   (1,215,076)
                                                         -------------      --------------    -------------       -------------

Discountinued operations:
     Income (loss) from discontinued operations                     -                   -                -               7,956
                                                         -------------      --------------    -------------       -------------

Net loss                                               $     (280,127)     $     (370,089)  $     (909,278)     $   (1,207,120)
                                                         =============      ==============    =============       =============

Loss per share:
     Basic loss per share from continuing operations            (0.02)              (0.03)           (0.07)              (0.13)
     Basic loss per share from discontinued operations              -                   -                -                   -
                                                         -------------      --------------    -------------       -------------

Net loss per share                                     $        (0.02)     $        (0.03)  $        (0.07)     $        (0.13)
                                                         =============      ==============    =============       =============

Weighted average number of
     common shares outstanding                             12,939,204          12,942,501       12,939,204           8,981,003
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


                                                THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                            (DEBTOR-IN-POSSESSION)
                                         Consolidated Statements of Changes in Stockholders' Deficit

                                                  Nine Months Ended June 30, 2002 (Unaudited)




                              Common Stock
                         ---------------------    Additional     Common         Common
                          Number of                Paid-in        Stock         Stock         Accumulated   Treasury
                           Shares       Amount     Capital       Payable      Receivable       Deficit        Stock         Total
                         -----------  --------  --------------  -----------  --------------   -----------  -----------   -----------
Balance,
 September 30, 2001       5,847,109 $     585  $  11,712,394 $  1,079,961 $   (21,250)     $(16,295,270)  $  (55,000)  $ (3,578,580)

Common stock issued
 for conversion of
 note payable             6,883,595       688        866,646     (867,334)          -                 -            -              -

Amortization of prepaid
 stock incentive                  -         -              -            -      21,250                 -            -         21,250

Net loss for the period           -         -              -            -           -          (909,278)           -       (909,278)
                         -----------  --------  --------------  -----------  --------------   -----------  -----------   -----------
Balance, June 30, 2002   12,730,704 $   1,273  $  12,579,040 $    212,627 $         -     $ (17,204,548)  $  (55,000)  $ (4,466,608)
                         ===========  ========  ==============  ===========  ==============   ===========  ===========   ===========

The accompanying notes are an intregral part of the consolidated financial statements.

                 THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Nine Months Ended June 30,
                                                                                  ---------------------------------
                                                                                       2002              2001
                                                                                  ---------------   ---------------

Operating activities
        Net loss                                                                      $ (909,278)      $(1,207,120)
                                                                                  ---------------   ---------------

        Adjustments  to  reconcile  net  loss  to net  cash  used  by  operating activities:
             Depreciation and amortization                                                     -           130,567
             Interest and penalties on note conversion
               paid with common stock                                                          -           200,203
             Amortization of discount on notes payable                                    54,352           149,371
             Amortization of prepaid stock incentive                                      21,250                 -
             Decrease in:
               Accounts receivable and notes receivable                                        -            83,671
               Officer advance                                                                 -             6,900
               Prepaid and other assets                                                   41,325            57,450
             Increase (decrease) in:
               Accounts payable                                                           (1,684)         (127,269)
               Accrued expenses                                                          324,139           297,442
                                                                                  ---------------   ---------------
         Total adjustments                                                               439,382           798,335
                                                                                  ---------------   ---------------

                                                                                  ---------------   ---------------
         Net cash used by operating activities                                          (469,896)         (408,785)
                                                                                  ---------------   ---------------

Investing activities
        Purchase of property and equipment                                                     -           (22,351)
        Reduction in trust account                                                             -            27,500
                                                                                  ---------------   ---------------
        Net cash provided (used) by investing activities                                       -             5,149
                                                                                  ---------------   ---------------

Financing activities
        Proceeds from issuance of notes payable                                          469,290           305,087
        Proceeds from common stock subscription                                                -           107,127
        Principal payments on capital leases and notes payable                                 -           (14,090)
                                                                                  ---------------   ---------------
        Net cash provided by financing activities                                        469,290           398,124
                                                                                  ---------------   ---------------

        Net increase (decrease) in cash                                                     (606)           (5,512)

        Cash at beginning of period                                                        6,097            12,879
                                                                                  ---------------   ---------------

        Cash at end of period                                                            $ 5,491           $ 7,367
                                                                                  ===============   ===============


The accompanying notes are an intregral part of the consolidated financial statements.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                    Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)

1.      Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended June 30, 2002 and 2001, (b) the financial position at June 30, 2002, and (c) cash flows for the nine months ended June 30, 2002 and 2001, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes of ThermaCell Technologies, Inc. and Subsidiary (the "Company") should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2001. The results of operations for the three-month and nine-month periods ended June 30, 2002 are not necessarily indicative of those to be expected for the entire year.

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

2.      Bankruptcy Filing and Going Concern Considerations

In November 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. As a result of the filing of the voluntary petition under Chapter 11 of the United States Bankruptcy Code, it is anticipated that claims will be asserted in excess of those amounts set forth in the Company's books and records, and that the Company will dispute and file objections to certain of such claims. The Company's management cannot express any opinion as to the likelihood of an outcome respecting any claims asserted or to be asserted in the Chapter 11 case, including claims resulting from the assumption or rejection of leases and executory contracts and various other claims. The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $17,204,548 and negative working capital, taking into account current liabilities plus liabilities subject to compromise, of $4,089,030 as of June 30, 2002, and total liabilities exceeding total assets by $4,466,608 as of June 30, 2002. In addition, the Company has certain default judgments against it. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   Notes to Consolidated Financial Statements
                    Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)

2.      Bankruptcy Filing and Going Concern Considerations(continued)

The Company has classified its liabilities subject to compromise as follows according to its proposed plan of reorganization:

Secured Debt - Consists of Administrative Expenses, Other Priority Claims, and Secured Claims.

Trade and miscellaneous claims - Consists of Priority Tax Claims and Unsecured Claims

Debt that may be converted to equity - Consists of secured or unsecured claims which may be converted to equity.

3.      Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and nine month periods ended June 30, 2002 and 2001. The weighted average shares outstanding for the three month period ended June 30, 2002 was 12,939,204 as compared to 12,942,501 for the three month period ended June 30, 2001. The weighted average shares outstanding for the nine month period ended June 30, 2002 was 12,939,204 as compared to 8,981,003 for the nine month period ended June 30, 2001.

4.      Equity Transactions

During the year ended September 30, 2001, $566,667 of redeemable convertible promissory notes including $100,464 of accrued interest and $200,203 in penalties, were converted into 6,883,595 shares of common stock. These shares were not issued as of the fiscal year ended September 30, 2001 and were recorded as a common stock payable. These shares were issued during the nine-month period ended June 30, 2002.

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

BUSINESS STRATEGY

Our business strategy is to develop and commercialize shell technology and products incorporating shell technology. An important element in the our past strategy was to acquire paint manufacturers and distributors to introduce our technology into the paint and coating industry. That strategy has been abandoned because of our financial constraints. One of our current objectives will re-start our marketing of Vaxcells incorporating our shell technology. Our restructuring strategy of developing a commercially viable manufacturing process for shells and expansion into markets for our shell technology will result in incurring additional losses due to the costs associated with these strategies. We expect to incur losses until we are able produce shells consistently on a production-wide basis and are able to market these shells to generate revenues. The Company's business strategy is dependent upon the successful implementation of the following:

         (i)      Plan of Reorganization and Turnaround Business Strategy

                  ThermaCell filed for Chapter 11 protection on November 7, 2001. ThermaCell obtained Bankruptcy Court authority to negotiate a senior secured credit facility from PAC Funding, LLC ("PAC") and has continued to operate its business as a debtor-in-possession. PAC is a Florida limited liability company, whose members are Augustine Capital Fund, L.P. and Private Capital Group. PAC has committed $500,000 in senior secured lending. As of June 30, 2002, PAC funded $469,290. A committee of unsecured creditors has not been appointed. The debtor-in-possession funding provided by PAC has allowed ThermaCell to continue operations and avoid liquidation. ThermaCell is not generating sales revenues from operations and is dependent upon PAC for funding its working capital requirements.

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

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

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

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2001

Sales
-----
There were no sales for the three-month period ended June 30, 2002 and 2001. We are currently developing our microsphere technologies and have not generated revenues from these products. There are no assurances that we will be able to generate revenues from products incorporating this technology in the future.

Selling, General and Administrative Expenses
--------------------------------------------
For the three-month period ended June 30, 2002, total selling, general, and administrative expenses were $238,985 as compared to $282,339 for the three-month period ended June 30, 2001, a decrease of $43,354 or 15%. This decrease is related to a reduction in consulting expenses experienced during the current period.

Interest Expense
----------------
Interest expense, net of interest income, decreased 53%, or $46,608 to $41,142 for the three-month period ended June 30, 2002 from $87,750 in the previous three-month period ended June 30, 2001. Interest expense primarily relates to our outstanding convertible debentures.

Net Loss
--------
The net loss and the net loss per share was $280,127 and $0.02, respectively, for the three-month period ended June 30, 2002, as compared to a net loss and net loss per share of $370,089 and $0.03, respectively, for the three-month period ending June 30, 2001. This decrease is primarily related to a reduction in consulting expense and interest expense during the current period. On a weighted average basis, there were 12,939,204 shares outstanding for three-month period ending June 30, 2002 as compared to 12,942,501 shares outstanding for three-month period ended June 30, 2001.

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

FOR THE NINE-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE NINE-MONTH PERIOD ENDED JUNE 30, 2001

Sales
-----
There were no sales for the nine-month period ended June 30, 2002 and 2001. We are currently developing our microsphere technologies and have not generated revenues from these products. There are no assurances that we will be able to generate revenues from products incorporating this technology in the future.

Selling, General and Administrative Expenses
--------------------------------------------
For the nine-month period ended June 30, 2002, total selling, general, and administrative expenses were $740,788 as compared to $939,143 for the nine-month period ended June 30, 2001, a decrease of $198,355 or 21%. This decrease is primarily related to $200,203 in penalties, paid with our common stock, associated with our redeemable convertible promissory notes charged during the nine-month period ended June 30, 2001 with no similar charge in the current period.

Interest Expense
----------------
Interest expense, net of interest income, decreased 39%, or $107,443 to $168,490 for the nine-month period ended June 30, 2002 from $275,933 in the previous nine-month period ended June 30, 2001. Interest expense primarily relates to our outstanding convertible debentures.

Net Loss
--------
The net loss and the net loss per share was $909,278 and $0.07, respectively, for the nine-month period ended June 30, 2002, as compared to a net loss and net loss per share of $1,207,120 and $0.13, respectively, for the nine-month period ending June 30, 2001. This decrease is primarily related to $200,203 in penalties, paid with our common stock, associated with our redeemable convertible promissory notes charged during the nine-month period ended June 30, 2001 with no similar charge in the current period. On a weighted average basis, there were 12,939,204 shares outstanding for nine-month period ending June 30, 2002 as compared to 8,981,003 shares outstanding for nine-month period ended June 30, 2001.


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

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

We filed for Chapter 11 protection on November 7, 2001. We obtained Bankruptcy Court authority to negotiate a senior secured credit facility from PAC Funding, LLC ("PAC") and we have continued to operate our business as a debtor-in-possession. PAC is a Florida limited liability company, whose members are Augustine Capital Fund, L.P. and Private Capital Group. PAC has committed $500,000 in senior secured lending. As of June 30, 2002, PAC funded $469,290. A committee of unsecured creditors has not been appointed. The debtor-in-possession funding provided by PAC has allowed us to continue operations and avoid liquidation. We are not generating sales revenues from operations and we are dependent upon PAC for funding our working capital requirements.

We continue to experience operating losses. Our net working capital deficiency, taking into account current liabilities plus liabilities subject to compromise and accumulated deficit are $4,089,030 and $17,204,548, respectively at June 30, 2002. We have not historically generated sufficient revenues from operations to self-fund our capital requirements. Management is focusing on raising additional capital to fund its present development. We do not have sufficient working capital to meet our immediate needs.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

We are subject to a number of lawsuits and claims arising out of the conduct of our business. Management believes that the probable resolution of such matters may materially affect our financial position, results of operations or cash flows.

In November 2001, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida in Tampa, Florida. We have arranged for debtor-in-possession financing with our largest shareholder. Our plan of reorganization was approved in July 2002, which requests creditors to accept our shares and to have the debtor-in-possession funding source also accept our shares as part of this reorganization. We are awaiting the Bankruptcy Court to execute an order confirming our plan of reorganization, of which, we are expecting in the near future. Current shareholders will be substantially diluted if the reorganization plan is confirmed. There is no assurance our plans to reorganize will be successful or confirmed. Management believes that the shell technology is viable and that there are substantial markets for its products. The organization proceedings, if successful, will help ThermaCell achieve its objectives and retain some shareholder value.

In light of the Chapter 11 filing the following lawsuits have been stayed:

                  THERMACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

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

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

The Company is currently in default on approximately $1,600,000 of notes payable and capital leases.

Item 6.  Exhibits and reports on Form 8-K
         --------------------------------

(a)      Exhibits

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by ThermaCell Technologies' Chief Executive Officer.

(b)      Reports of Form 8-K

          -none

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ThermaCell Technologies, Inc.


Dated    8/20/2002
                                               /s/ James Hagarman
                                               -------------------------
                                                   James Hagarman
                                                   President