Form 10KSB
period 2002-09-30
THERMACELL TECHNOLOGIES INC
filed 2003-05-12
CIK 1002360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the year ended September 30, 2002
                      -------------------------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21279


                          THERMACELL TECHNOLOGIES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                      59-3223708
          -------                                      ----------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

         901 Chestnut Street, Suite A, Clearwater, Florida           33756
         -------------------------------------------------           -----
         (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (727) 443-0788

Securities registered pursuant to Section 12(b) of the Act: NONE

Check Whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[  ] Yes  [X] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent reporting period (Fiscal year)

 $14,041.
 -------

Aggregate market value of the voting stock held by non-affiliates of the registrant at March 31, 2003 was $-0-. The bid price of the common stock at that date was $-0-.

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of April 30, 2003 was 6,000,000.

DOCUMENTS INCORPORATED BY REFERENCE:        None
                                            ----

                          THERMACELL TECHNOLOGIES, INC.

                               FORM 10-KSB - Index
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

PART I                                                                                           Page

Item 1.           Business                                                                         1.

Item 2.           Properties                                                                       9.

Item 3.           Legal Proceedings                                                                9.

Item 4.           Submission of Matters to a Vote of Security Holders                             10.

PART II

Item 5.           Market of the Registrant's Securities and Related Stockholder Matters           11.

Item 6            Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                           12.

Item 7.           Financial Statements                                                            20.

Item 8.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosures                                                       20.

PART III

Item 9.           Directors and Executive Officers of the Registrant                              21.

Item 10.          Executive Compensation                                                          22.

Item 11.          Security Ownership of Certain Beneficial Owners and Management                  24.

Item 12.          Certain Relationships and Related Transactions                                  25.

Item 13.          Exhibits, Consolidated Financial Statements, Schedules and Reports
                  on Form 8-K                                                                     27.

Item 14. Controls and Procedures                                                                  28.

Signatures                                                                                        29.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

The Company has operated as a debtor-in-possession under Chapter 11 of the United States Code (the "Bankruptcy Code") since November 2001. In November 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. On August 30, 2002, the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 01-20854-8G1 issued an order confirming ThermaCell's Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated as of February 25, 2002 (the "Plan of Reorganization").

The key elements of the Plan of Reorganization are as follows:

- The Plan of Reorganization provides for the issuance or reservation for future issuance of ten million (10,000,000) new shares of ThermaCell Common Stock in the aggregate. Previously issued shares of ThermaCell common stock will be cancelled and replaced by the new shares authorized under the Plan of Reorganization.

- Pac Funding, LLC, a Florida limited liability company ("Pac"), whose members are Augustine Capital Funding, L.P. and Private Capital Group is entitled to 5,000,000 new common shares (50%) pursuant to the Plan of Reorganization. Pac was the debtor-in-possession funding source and supplied funds necessary to operate the business while it was a debtor-in-possession and avoid liquidation.

- General unsecured creditors and unsecured claims pursuant to the Plan of Reorganization are entitled to 4,000,000 new ThermaCell common shares (40%).

- The existing shareholders of ThermaCell are entitled to 1,000,000 new common shares (10%) pursuant to the Plan of Reorganization. As of August 30, 2002, there were approximately 13,000,000 shares of ThermaCell common stock outstanding. Thus, pursuant to the Plan of Reorganization and action by the board of directors, existing ThermaCell common stockholders would be entitled to one (1) new ThermaCell common share for every 13.034 ThermaCell common shares previously held, subject to adjustment for the actual number of shares outstanding as of August 30, 2002, pursuant to records maintained by the transfer agent and ThermaCell.

- The existing assets and business of ThermaCell will be transferred to a newly formed subsidiary free and clear of any and all debts, claims, liens, demands and interest of creditors, equity security holders and parties and interests, except as provided forth in the Plan of Reorganization. Accordingly, ThermaCell will be a holding company and the existing assets of its business relating to the manufacturing and production of evacuated microspheres technology will be held in a new subsidiary. As of September 30, 2002, this transaction has not been completed.

- All debts, claims or demands that arose before the date of the Plan of Reorganization's confirmation, are discharged, except for priority tax claims and certain administrative claims. Priority tax claims are paid over a six (6) year period from the date of assessment. The IRS has made a claim for approximately $120,000. Management of ThermaCell is in the process of negotiating with the IRS to reduce the amount of this claim, and believes that it will be able to substantially reduce the ultimate amount payable to the IRS over time. In addition, ThermaCell is obligated for administrative claims payable to the government, lawyers and accountants, estimated at approximately $100,000.

Although the Plan became effective on August 30, 2002 and the Company commenced implementation of the Plan on that date, distributions of common stock to its pre-bankruptcy creditors have not been completed.

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

On July 28, 1997, we acquired all of the outstanding common stock, representing 100% ownership of Atlas Chemical Co.("Atlas"), a paint manufacturer and distributor, located in Miami, Florida. We acquired Atlas to provide a larger manufacturing facility for production of our paints and coatings, as well as, obtaining an established marketing and distribution channel which included major accounts such as Ace Hardware, Lowes, and others. This facility and operations were closed on November 24, 2000 because of the lack of funds to maintain the operation. All personnel were terminated on that date. Atlas was later sold pursuant to a Stock Purchase Agreement to Great Lakes Oil and Gas, Inc. on September 30, 2002.

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

We have not been able to generate sufficient sales during our operating history to fund our ongoing operating expenses or our continuing product development activities. We have sustained significant operating losses since our inception resulting in an accumulated deficit of $16,985,403 at September 30, 2002.

Business Strategy

Our business strategy is to develop and commercialize shell technology and products incorporating shell technology. An important element in the our past strategy was to acquire paint manufacturers and distributors to introduce our technology into the paint and coating industry. That strategy has been abandoned because of our financial condition. One of our current objectives will re-start our marketing of Vaxcells(TM) incorporating our shell technology. Our restructuring strategy of developing a commercially viable manufacturing process for shells and expansion into markets for our shell technology will result in incurring additional losses due to the costs associated with these strategies. We expect to incur losses until we are able produce shells consistently on a production-wide basis and are able to market these shells to generate revenues. The Company's business strategy is dependent upon the successful implementation of the following:

         (i)      Develop and manufacture the Company's own shells


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

                  Our present expertise and equipment can be used to manufacture partially evacuated shells. To-date we have manufactured pilot plant quantities of shells but have not produced commercial quantities.

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

Manufacturing Facilities and Techniques

During the years ended September 30, 2000 and 2001, management acquired machinery, tooling, a high temperature furnace and other items to develop a pilot facility necessary to manufacture evacuated shells. Management determined that these assets were impaired during the year ended September 30, 2001 and accordingly they were recorded as a loss on impairment of fixed assets during the year. Production of limited quantities of shells was accomplished during fiscal year 2002. A substantial facility will need to be built to provide shells in quantities greater than 1.5 million pounds on an annual basis.

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

Major producers of special purpose coatings include PPG Industries, DuPont, Sherwin-Williams, RPM, Inc., Inmont, Courtaulds, PLC, Glidden, Azkon.V., and Valspar Corp. The U.S. Bureau of Census valued the special purpose coatings market at approximately $3 billion in 1997. The roofing, coating and industrial construction coating market segment represents approximately 15% of the total "special purpose coatings" market, or 28 million gallons valued at approximately $450 million. We believe that the primary competitive factors in the special coatings product segment are quality, ease of use, service, warranty, availability, and price.

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

Employees

As of September 30, 2002, the Company had a total of three employees. Of the employees, two are salaried and one is paid hourly.

Risk Related to our Business

         1. Future Capital Requirements. The availability of capital will continue to be extremely limited since the Company emerged from bankruptcy. New sources of financing are questionable and numerous uncertainties will continue to exist. Traditional sources of financing may be unavailable for a number of years.

         Historically, our business has not generated sufficient cash flow from operations and we are uncertain that future capital will be available to us to enable us to fund our business and capital expenditure needs. Even though the Plan of Reorganization is confirmed, ThermaCell will be dependent upon continued funding through Pac. There is no assurance that Pac will continue funding ThermaCell after the Plan of Reorganization confirmation. Although management of ThermaCell is optimistic that it will be able to generate revenues in the near future, there is no assurance that such revenues will be substantial or allow the Company to continue its existence.

         2. Losses from Operations; Accumulated Deficit; Negative Net Worth; Negative Working Capital and Going Concern Opinion. The Company has sustained significant operating losses since its inception resulting in an accumulated deficit of approximately $16,985,403 at September 30, 2002. The Company's independent auditors in their report regarding the Company's financial statements as of September 30, 2002, indicate that since the Company has a history of recurring losses from operations and insufficient cash resources to fund a plan of operations, substantial doubt exists as to the Company's ability to continue as a going concern. Management's strategy of developing a commercially viable manufacturing process for shells and expansion into new markets for its shell technology will result in the Company incurring substantial additional losses due to the costs associated with these strategies. The Company is not currently generating sufficient revenues from its operations to repay existing indebtedness or fund product development activities. The Company will continue to incur significant losses until the Company is able to increase its sales, expand its product line and increase its distribution capabilities sufficiently to offset ongoing operating and expansion costs. There can be no assurance that the Company will ever generate sufficient revenues to allow the Company to achieve profitable operations.

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

         6. Future Acquisitions. The Company may expand its business, in part, through the acquisition of compatible products or businesses. In attempting to locate and consummate such acquisitions, the Company may be competing with other prospective purchasers of the acquisition candidate, many of which may have greater resources than the Company. There can be no assurance that suitable acquisition candidates can be identified and acquired on terms favorable to the Company, or that the acquired product lines or operations can be profitably operated or integrated into the Company's operations. In addition, any internally generated growth experienced by the Company could place significant demands on the Company's management, thereby restricting or limiting its available time and opportunity to identify and evaluate potential acquisition, candidates. The ability of the Company to consummate acquisitions will depend on its ability, to obtain sufficient financing on acceptable terms, of which there can be no assurance. To the extent management is successful in identifying suitable companies or products lines for acquisition, the Company may deem it necessary or advisable to finance such acquisitions through the issuance of Common Stock, securities convertible into Common Stock, or debt financing, or a combination thereof. In such cases, the issuance of Common Stock or convertible securities could result in further dilution to the purchasers at the time of such issuance or conversion. The issuance of debt to finance acquisitions may result, among other things, in the encumbrance of certain of the Company's assets, may impede the Company's ability to obtain bank financing, decrease the Company's liquidity, and adversely affect the Company's ability to declare and pay dividends to its stockholders.

         7. Limitation of Directors' Liability. The Company's Certificate of Incorporation contains a provision which, in substance, eliminates the personal liability of the directors to the Company and its stockholders for monetary damages for breaches of their fiduciary duties as directors to the fullest extent permitted by Florida law. By virtue of this provision, under current Florida law, a director of the Company will not be personally liable for monetary damages for breach of his fiduciary duty, except for liability for: (a) breach of his duty of loyalty to the Company or to its stockholders; (b) acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law; (c) dividends or stock repurchases or redemptions that are unlawful under Florida laws; and (d) any transaction from which he receives an improper personal benefit. This provision pertains only to breaches of duty by directors and not in any other corporate capacity, such as officers, and limits liability only for breaches of fiduciary duties under Florida corporate law and not for violations of other laws such as the federal securities laws. As a result of the inclusion of such provision, stockholders may be unable to recover monetary damages against directors for actions taken by them that constitute negligence or gross negligence or that are in violation of their fiduciary duties, although it may be possible to obtain injunctive or other equitable relief with respect to such actions. The inclusion of this provision in the Company's Certificate of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors, and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited the Company and its stockholders. It is the position of the Securities and Exchange Commission that, insofar as the foregoing provisions may be invoked to disclaim liability for damages arising under the Securities Act, such provisions are against public policy as expressed in the Securities Act and are therefore unenforceable.

         8. No Dividends and None Anticipated. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not paid or declared any dividends upon its Common Stock since its inception and by reason of its present financial status and its contemplated future financial requirements does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

         9. Impairment of Patent and Trademark Rights. The Company has certain patent rights relating to the manufacturing processes for evacuating microspheres and the use of microspheres in paintings and coatings. Current management uses different manufacturing and processing techniques to partially evacuate microspheres then the processes described in the Company's patent applications. Furthermore, the Company has discontinued its paintings and coatings operations. Therefore, the future value, if any, of the Company's patent and trademark rights are uncertain resulting in the write-off of the intangible assets relating to patents and trademarks.

         10. Control of the Company by Pac Funding and the Augustine Fund. The Augustine Fund and Pac Funding currently own 5,541,195 shares of ThermaCell's common stock, which represents 92% of ThermaCell's outstanding Common Stock as of April 30, 2002. In addition, Augustine Fund is owed an additional 1,967,292 pursuant to the Plan of Reorganization. Thus, the Augustine Fund and Pac Funding are in a position to control the affairs of ThermaCell. In addition, the Augustine Fund, through its beneficial ownership of Pac Funding, was granted a substantial number of additional shares of ThermaCell's common stock through the Plan of Reorganization. Thus, the Augustine Fund and its affiliates will be in a position to elect our directors, accept or reject acquisition or divestiture proposals, and control the affairs and direction of ThermaCell's business and future operations.

         12. Lack of Public Trading Market. ThermaCell's Common Stock currently trades in the "pink sheets" and has limited volume. In order the ThermaCell's shares to commence trading on the OTC:BB electronic bulletin board, ThermaCell will need to become current in its periodic reporting obligations under the Securities Exchange Act of 1934, as amended. This Form 10-KSB is filed on a delinquent basis. ThermaCell anticipates filing the delinquent Form 10-QSB for the period ending December 31, 2002 in the near future. ThermaCell will not be able to commence trading on the OTC:BB electronic bulletin board until the delinquent Form 10-QSB is filed, and all future Form 10-QSB's are filed on a timely basis. There is no assurance that the NASD will clear a Form 15c2-11 or that ThermaCell will able to locate a market maker that will initiate quotations for ThermaCell's securities on the OTC:BB electronic bulleting board. In addition, the SEC and the NASD have adopted certain rules effecting "penny stocks". As a result of the rules regulating "penny stocks", the market liquidity for ThermaCell's securities is adversely affected by limiting the ability of broker-dealers to sell ThermaCell's securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 2.  PROPERTIES.

During the year, we leased and occupied 12,320 sq. ft. of space at 440 Fentress Blvd., Daytona Beach, Florida where we maintained our corporate offices and development of the initial production facilities for evacuated shells. This lease expires October 31, 2004. Lease payments were $5,713.40 monthly. The facility consisted of approximately 2,500 square feet of office space with the balance being used for warehousing and manufacturing. Subsequent to year end, we have cancelled this lease and vacated this building in search of a smaller less expensive facility.

ITEM 3.  LEGAL PROCEEDINGS.

We are subject to a number of lawsuits and claims arising out of the conduct of its business. Management believes that the probable resolution of such matters may materially affect our financial position, results of operations or cash flows.

In November 2001, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida in Tampa, Florida. Since November 2001, we have arranged for debtor-in-possession financing with our largest shareholder. Our plan of reorganization was approved on August 30, 2002, which requests creditors to accept our shares and to have the debtor-in-possession funding source also accept our shares as part of this reorganization. Current shareholders will be substantially diluted as part of this reorganization plan. Management believes that the shell technology is viable and that there are substantial markets for its products. The organization proceedings will help ThermaCell achieve its objectives and retain some shareholder value.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5.  COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Our common stock was listed and traded on NASDAQ under the symbol VCLL until February 23, 2000 at which time it was de-listed for non-compliance. Subsequently, our securities were listed on the NASD OTC:BB until February 23, 2001 at which time they were removed and thereafter listed in the Pink Sheets. The following table sets forth, for the periods indicated, the range of high bid and low bid closing quotations for our securities during the last two years. The tables reflect the 1 for 4 reverse split that occurred in March 2000. These quotations are between dealers and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not represent actual trades.

                                            Common                Redeemable
                                            Stock                  Warrants

                                          Bid                     Bid
     2002 Fiscal Year           High      Low   Closing  High     Low    Closing


     First quarter              .05     .05      .05      -        -        -

     Second quarter             .06     .06      .06      -        -        -

     Third quarter              .05     .05      .05      -        -        -

     Fourth quarter             .04     .04      .04      -        -        -


                                           Common                Redeemable
                                           Stock                  Warrants

                                          Bid                     Bid
     2001 Fiscal Year           High      Low    Closing High     Low    Closing


     First quarter              .937     .187     .187     -       -        -

     Second quarter             .375     .100     .140     -       -        -

     Third quarter              .190     .060     .060     -       -        -

     Fourth quarter             .120     .050     .080     -       -        -



As of September 30, 2002, there were approximately 135 holders of record for common stock. Our warrants expired on March 12, 2001, and no longer exist as a separate security.

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

We have not been able to generate sufficient revenues during our operating history to fund our ongoing operating expenses. We have sustained significant operating losses since our inception resulting in an accumulated deficit of $16,985,403 at September 30, 2002.

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

We have operated as a debtor-in-possession under Chapter 11 of the United States Code (the "Bankruptcy Code") since November 2001. In November 2001, we filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. On August 30, 2002, the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 01-20854-8G1 issued an order confirming ThermaCell's Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated as of February 25, 2002 (the "Plan of Reorganization").

The key elements of the Plan of Reorganization are as follows:

- The Plan of Reorganization provides for the issuance or reservation for future issuance of ten million (10,000,000) new shares of ThermaCell Common Stock in the aggregate. Previously issued shares of ThermaCell common stock will be cancelled and replaced by the new shares authorized under the Plan of Reorganization.

- Pac Funding, LLC, a Florida limited liability company ("Pac"), whose members are Augustine Capital Funding, L.P. and Private Capital Group is entitled to 5,000,000 new common shares (50%) pursuant to the Plan of Reorganization. Pac was the debtor-in-possession funding source and supplied funds necessary to operate the business while it was a debtor-in-possession and avoid liquidation.

- General unsecured creditors and unsecured claims pursuant to the Plan of Reorganization are entitled to 4,000,000 new ThermaCell common shares (40%).

- The existing shareholders of ThermaCell are entitled to 1,000,000 new common shares (10%) pursuant to the Plan of Reorganization. As of August 30, 2002, there were approximately 13,000,000 shares of ThermaCell common stock outstanding. Thus, pursuant to the Plan of Reorganization and action by the board of directors, existing ThermaCell common stockholders would be entitled to one (1) new ThermaCell common share for every 13.034 ThermaCell common shares previously held, subject to adjustment for the actual number of shares outstanding as of August 30, 2002, pursuant to records maintained by the transfer agent and ThermaCell.

- The existing assets and business of ThermaCell will be transferred to a newly formed subsidiary free and clear of any and all debts, claims, liens, demands and interest of creditors, equity security holders and parties and interests, except as provided forth in the Plan of Reorganization. Accordingly, ThermaCell will be a holding company and the existing assets of its business relating to the manufacturing and production of evacuated microspheres technology will be held in a new subsidiary. As of September 30, 2002, this transaction has not been completed.

- All debts, claims or demands that arose before the date of the Plan of Reorganization's confirmation, are discharged, except for priority tax claims and certain administrative claims. Priority tax claims are paid over a six (6) year period from the date of assessment. The IRS has made a claim for approximately $120,000. Management of ThermaCell is in the process of negotiating with the IRS to reduce the amount of this claim, and believes that it will be able to substantially reduce the ultimate amount payable to the IRS over time. In addition, ThermaCell is obligated for administrative claims payable to the government, lawyers and accountants, estimated at approximately $100,000.

Although the Plan became effective on August 30, 2002 and the Company commenced implementation of the Plan on that date, distributions of common stock to its pre-bankruptcy creditors have not been completed.

Results of Operations
Fiscal Year 2002 Compared to Fiscal Year 2001

Sales

Sales for the fiscal year ended 2002 were $14,041 as compared to $0 for the fiscal year ended September 30, 2001. Sales during 2002 represented our initial sales of our microsphere products. During the fiscal year ended September 30, 2002, we produced limited quantities of microspheres and have not generated significant revenues these products during the year ended September 30, 2002 and 2001.

Cost of Sales

Cost of sales for the fiscal year ended September 30, 2002 were $6,151 as compared to $0 for the fiscal year ended September 30, 2001. Costs of sales primarily consisted of raw materials purchases for microsphere production.

Gross Profit

Gross profit for the fiscal year ended September 30, 2002 was $7,890 as compared to $0 for the fiscal year ended September 30, 2001. Gross profit represented 56% of sales for the fiscal year ended September 30, 2002.

Selling, General and Administrative Expenses

For the year ended September 30, 2002, total selling, general, and administrative expenses were $1,013,438 as compared to $1,492,464 for the previous fiscal year, a decrease of $479,026 or 32%. This decrease was largely due a decrease in professional, consulting fees, depreciation, and amortization costs.

Loss on Impairment of fixed assets and intangible assets

During the fiscal year ended September 30, 2001, we had determined that pursuant to FASB No. 121, our fixed assets, patents and trademarks were impaired. In performing our review of the recoverability of these assets, we determined that there will be no future cash flows from their use and consequently had recorded a loss on impairment of fixed assets of $488,492 and a loss on impairment of intangible assets of $560,004 during the fiscal year ended September 30, 2001.

Interest Expense

Interest expense decreased 27%, or $81,477 to $220,186 for the fiscal year ended September 30, 2002 from $301,663 in the previous fiscal year ended September 30, 2001. This decrease for the fiscal year ended September 30, 2002 from the same period of 2001 was primarily the result of the conversion of notes payable to our common stock during the current year.

Gain on Bankruptcy Reorganization

Our bankruptcy reorganization resulted in an extraordinary gain of $569,784 from the discharge of certain liabilities at their original costs, and was recognized during the year ended September 30, 2002.

Net Loss

The net loss and the net loss per share was $690,133 and $.69, respectively, for the fiscal year ended September 30, 2002, as compared to a net loss and net loss per share of $2,916,157 and $6.19, respectively, for the fiscal year ended September 30, 2001. The decrease in loss is, in part, attributed to our lower level of selling, general and administrative costs over the prior fiscal year and the charge for discontinued operations in the prior fiscal year with a no similar charge in the current period. On a weighted average basis, there were 998,519 shares outstanding for fiscal year ended September 30, 2002 as compared to 471,107 shares outstanding for fiscal year ended September 30, 2001.

Fiscal Year 2001 Compared to Fiscal Year 2000

Revenues

There were no revenues for the fiscal years ended September 30, 2001 and 2000. We were developing our microsphere technology and did not generate revenues from products associated with this technology during these periods.

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

Loss on Impairment of fixed assets and intangible assets

During the fiscal year ended September 30, 2001, we had determined that pursuant to FASB No. 121, our fixed assets, patents and trademarks were impaired. In performing our review of the recoverability of these assets, we determined that there will be no future cash flows from their use and consequently had recorded a loss on impairment of fixed assets of $488,492 and a loss on impairment of intangible assets of $560,004 during the fiscal year ended September 30, 2001.

Interest Expense

Interest expense decreased 7%, or $24,141 to $301,663 for the fiscal year ended September 30, 2001 from $325,804 in the previous fiscal year ended September 30, 2000.

Loss on discontinued operations

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

Net Loss

The net loss and the net loss per share was $2,916,157 and $6.19, respectively, for the fiscal year ended September 30, 2001, as compared to a net loss and net loss per share of $6,459,774 and $21.47, respectively, for the fiscal year ended September 30, 2000. The decrease in loss is, in part, attributed to our lower level of selling, general and administrative costs over the prior fiscal year and the charge for discontinued operations in the prior fiscal year with a no similar charge in the current period. On a weighted average basis, there were 471,107 shares outstanding for fiscal year ended September 30, 2001 as compared to 300,883 shares outstanding for fiscal year ended September 30, 2000. The weighted average shares outstanding for the years ended 2001 and 2000 were retroactively adjusted for the reverse stock split authorized in the Plan of Reorganization.

Liquidity and Capital Resources

To date, we have funded our capital requirements and business operations, including product development activities with funds provided by the sale of our securities and from borrowings. During the fiscal year ended September 30, 2002, we received $548,790 from the issuance of notes payable. During this period, only limited other capital, as discussed below, was received by the company to conduct its operations.

We continue to experience operating losses. Our net working capital deficiency and stockholders' deficit are $294,136 at September 30, 2002. We have not historically generated sufficient revenues from operations to self-fund our capital requirements. Management is focusing on raising additional capital to fund it present development. We do not have sufficient working capital to meet our immediate needs.

Due to the financial and legal problems we are experiencing, our board of directors filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has operated as a debtor-in-possession under Chapter 11 of the United States Code since November 2001. In November 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. On August 30, 2002, the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 01-20854-8G1 issued an order confirming ThermaCell's Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated as of February 25, 2002.

Historically, our business has not generated sufficient cash flow from operations and we are uncertain that future capital will be available to us to enable us to fund our business and capital expenditure needs. Even though the Plan of Reorganization is confirmed, ThermaCell will be dependent upon continued funding through Pac Funding. There is no assurance that Pac Funding will continue funding ThermaCell after the Plan of Reorganization confirmation. Although management of ThermaCell is optimistic that it will be able to generate revenues in the near future, there is no assurance that such revenues will be substantial or allow the Company to continue its existence.

We will not be able to meet our future cash requirements unless new financing is obtained. Moreover, we will require substantial capital to execute our Plan of Reorganization to remain a going concern. We will need short term outside investments on a continuing basis to finance our current operations. Our revenues for the foreseeable future may not be sufficient to attain profitability. We expect to continue to experience losses for the near future. If we do not obtain short term financing, we may not be able to continue as a going concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimated fair value of the Company's liabilities approximated their carrying value at year-end.

The Company issues stock in lieu of cash for certain transactions. The fair value of the stock, which is based on comparable cash purchases or the value of services, whichever is more readily determinable, is used to value the transaction.

The Company records the receipt of payment for common stock that has not been issued to the stockholder as a common stock payable in the financial statements.

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

Going Concern Assumption

Our losses and other factors resulted in most of our available cash resources being used to support operating activities. In addition, the Company has assumed significant commitments and obligations as described in the financial statements. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has taken certain steps to revise the operating and financial requirements of the Company, which it believes are sufficient to provide the Company with the ability to continue in existence. Management believes that the Chapter 11 filing has allowed the Company to reorganize and rethink its direction, and to obtain debtor-in-possession financing to sustain its business.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The names, ages and respective positions of the current Executive Officers and Directors of the Company are as follows:

         Name                      Age           Position
         ----                      ---           --------

         Steven Hinsley             55         President and Director

         Donald G. Huggins, Jr.     53         Chairman of the Board

         Thomas F. Duszynski        48         Director

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

In anticipation of our reorganization proceeding, Gerald Couture and Peter Thomas resigned as Directors effective September 20, 2001, Peter Leighton subsequently resigned as a Director on October 12, 2001. Maurice Malacarne resigned as a Director as part of the Termination Agreement for T-Coast Pavers in July 2001. James Hagarman, our former Chief Executive Officer, President, and Director resigned on November 26, 2002. Kendall B. Stiles, M. D. resigned as a Director on November 4, 2002. Steven Hinsley, our current Chief Executive Officer and Donald Huggins our Chairman, who is the husband of the shareholder of Private Capital Group, one of the entities which provided our debtor-in-possession financing, were appointed to fill vacancies created by these resignations. Thomas Duszynski was appointed to the Board of Directors in November 2002. Mr. Duszynski is affiliated with Augustine Fund, LP. Our current board of directors consists of Steve Hinsley, Don Huggins, and Thomas Duszynski.

Business Experience of Executive Officers and Directors

Mr. Steven D. Hinsley, President and Director. Mr. Hinsley was the founder of ASI Fabrication and Engineering which developed components for the ASII rocket conversions used in applications such as warhead deployment and satellite launches. Prior to ASI, Mr. Hinsley was a project engineer at Monsanto Chemical Company in Alvin, Texas. While employed with Monsanto, he was a liaison between Monsanto World Headquarters and facilities and vendors for various capital intensive projects. Prior to Monsanto, he was a plant engineer at Ford for five years and construction engineer at a coal fired power plant. Mr. Hinsley earned a B.S. in mechanical engineering for the University of Houston.

Mr. Donald G. Huggins, Jr., Chairman. Mr. Huggins is currently President of Private Capital Group Inc., Clearwater, Florida. Mr. Huggins has served over the past several years as Chief Operating Officer, Chief Financial Officer and Director of Business Development and Strategic Alliances for Innova Pure Water, Inc. a publicly traded, water filtration technology enterprise, located in Clearwater, Florida. Prior to his Innova tenure, Mr. Huggins' career was focused on organizing and acquiring premium real estate development projects, through a rollup strategy, for his privately held development company.

Mr. Thomas F. Duszynski, Director. Mr. Duszynski is a graduate of the University of Illinois (1973) with a degree in accounting (with honors). He is a CPA and worked in public accounting until 1997. Beginning in 1996 he became involved in investing in micro-cap public companies, and has directly and indirectly been involved in successfully investing in excess of $50,000,000 since then.

Election

Our Bylaws fix the size of the Board of Directors at no fewer than three and no more than nine members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently there are three directors.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows the compensation paid or accrued by us for the year ended September 30, 2002 and 2001, to or for the account of our officers that exceed $100,000. No other executive officer or director received benefits or annual salary and bonus of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of those other executive officers.


                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation                Long-Term Compensation Awards

                                                                   Restricted
                                                   Other   Annual  Stock        Options/    LTIP        All Other
Name & Principal              Salary     Bonus     Compensation    Award(s)     SARs        Payouts     Compensation
Position              Year        ($)        ($)           ($)          ($)        (#)          ($)              ($)


James Hagarman
Former President,     2002    $130,000      --          --            --          --         --           --
CEO
                      2001    $130,000      --          --            --          --         --           --
------------------------


Employment and Other Agreements

In June 2000, we entered into an employment agreement with James Hagarman, our President. This agreement became effective on July 5, 2000 and had a term of three (3) years. Under this agreement, Mr. Hagarman was entitled to an annual base salary of $130,000 during the term of the agreement. In addition, Mr. Hagarman was issued 500,000 shares of our Common Stock that vested over a two year period. As of September 30, 2002, 500,000 shares have vested. Mr. Hagarman was entitled to bonus compensation as determined by the Company's board of directors. Such bonuses may be paid in cash or issued in shares of our Common Stock on such terms as approved by our board of directors. Mr. Hagarman was entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. If Mr. Hagarman is terminated with cause or we elect not to renew this agreement, then he is entitled his unpaid salary through the employment termination date. Mr. Hagarman had agreed not to compete with us during the term of this agreement and for a period of one (1) year after termination of this agreement. This agreement was terminated pursuant to our Plan of Reorganization. Effective November 26, 2002, Mr. Hagarman tendered his resignation as an officer and director of the Company.

Our officers do not currently have employment agreements. We do not currently have a stock option plan. We anticipate entering into employment agreements with our officers and adopting a stock option plan during fiscal 2003, subject to our ability to generate revenue and raise capital.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information with respect to the beneficial ownership known to Company of shares of ThermaCell Technologies, Inc. Common Stock owned as of April 15, 2003 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) the Officers of ThermaCell Technologies, Inc., and (iv) directors and executive officers of ThermaCell Technologies, Inc. as a group:


                                               Shares of                        Percent of
   Name of Beneficial Owner (2)            Common Stock (1)                     Class (6)
------------------------------------------------------------------------------------------------------
Steven Hinsley                                                     0               0.0%
Donald G. Huggins (3) (4)                                          0               0.0%
Thomas F. Duszynski (5)                                            0               0.0%
Pac Funding, LLC.(3)                                       5,000,000              50.0%
Augustine Fund, LP (3) (5)                                 2,521,487              25.2%
Private Capital Group, Inc.(3) (4)                           353,216               3.5%

All directors and executive
officers as a group (3 persons)                                    0               0.0%

(1)  Represents sole voting and investment power unless otherwise indicated.
(2)  The address of each individual is in ThermaCell's care.
(3) Pac Funding, LLC, provided our debtor-in-possession financing as part of the Plan of Reorganization. Augustine Fund, L.P. and Private Capital Group are the members of Pac Funding, LLC.
(4) The table includes 353,216 common shares, which are due, but have not been issued to Private Capital Group, Inc. for pre-bankruptcy petition notes payable and accrued interest. The wife of Donald G. Huggins owns Private Capital Group. Mr. Huggins disclaims ownership of Private Capital Group, Inc.
(5) The table includes 1,967,292 common shares, which are due, but have not been issued to Augustine Capital Fund, L.C. for pre-bankruptcy petition notes payable and accrued interest. Mr. Duszynski is a member of Augustine Fund, LP.
(6) The Plan of reorganization provides for the issuance of 10,000,000 new shares of common stock in the agregate. Such shares are issued or issuable as follows:


               Existing common shareholders           1,000,000
               Unsecured Creditors                    4,000,000
               Pac Funding, LLC.                      5,000,000
                                                      ---------
                                                     10,000,000

               These shares are issued or issuable under Section 1143 of the Bankruptcy Code.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We had a consulting agreement with a stockholder that expired on March 1, 2002. Monthly payments under the agreement were $10,000.

We had a consulting agreement with a company owned by our former Chairman of the Board of Directors. This agreement expired on March 1, 2002 and required a monthly payment of $10,000. This company will be issued 220,392 shares of the Company's common stock for claims amounting to $202,500 pursuant to the Plan of Reorganization.

During March, 2001, the Augustine Capital Fund, L.C. (the "Augustine Fund") converted $566,667 of our convertible notes into 6,833,595 shares of Common Stock. With this conversion the principals of Augustine Capital were in a position to control the affairs of ThermaCell because the issuance of these shares upon conversion represented more than 50% voting control of ThermaCell's outstanding Common Stock. The Augustine Fund, or its affiliates, have supported our working capital requirements prior to our November 7, 2001 Chapter 11 reorganization filing through working capital advances.

Pac Funding, LLC. whose members are The Augustine Fund and Private Capital Group provided the funds necessary to operate our business while it was a debtor-in-possession. The Augustine Fund and Pac Funding currently own 5,541,950 shares of ThermaCell's common stock, which represents 92% of ThermaCell's outstanding Common Stock as of April 30, 2002. Thus, the Augustine Fund and Pac Funding are in a position to control the affairs of ThermaCell. In addition, the Augustine Fund, through its beneficial ownership of Pac Funding, was granted a substantial number of additional shares of ThermaCell's common stock through the Plan of Reorganization.

Pursuant to the Plan of Reorganization, Augustine Capital Fund, L.C will be issued 1,967,292 shares of our common stock for claims for notes payable and accrued interest that amounted to $1,958,341.

Pursuant to the Plan of Reorganization, Private Capital Group, Inc. will be issued 217,293 shares of our common stock for claims for accrued expenses that amounted to $40,000.

Pursuant to the Plan of Reorganization, TA Holdings, LLC. a firm controlled by the wife of the Chairman of our Board of Directors will be issued 135,923 shares of our common stock for claims for notes payable and accrued interest that amounted to $460,403.

Pursuant to the Plan of Reorganization, PAMG, LLC. one of our shareholders will be issued 232,904 shares of our common stock for claims for common stock payables that amounted to $105,500.

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

On November 7, 2001, the Company filed for protection under Chapter 11 in the Federal Bankruptcy Court for the Middle District of Florida, Case No. 01-20854-862. The Company's interim working capital needs were satisfied through debtor-in-possession financing provided by certain of its current significant shareholders.

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

(a)(3)   EXHIBITS.

          1.4  [Reserved]
          1.5  [Reserved]
          3.1 Certificate of Incorporation and Amendment to Certificate of Incorporation of the Company*
          3.1(a) Certificate  of Amendment to Certificate  of  Incorporation  to
               reflect 1 for 10 reverse stock split*
          3.1(b) Form of  Certificate  of  Amendment to  Certificate  of Rights,
               Designation and Preferences of Series A Preferred Stock*
          3.1(c) Certificate  of Amendment to Certificate  of  Incorporation  to
               reflect 1 for 4reverse stock split . 3.2 Bylaws of the Company*
          3.3  Amendment to Bylaws*
          4.1  Specimen of Common Stock Certificate*
          4.2  Specimen of Warrant Certificate*
          10.0(c) Trademark Registration for ThermaCool(TM) *
          10.0(d) Published International Patent Application*
          10.0(e) Stock Option Plan*
          10.0(f) Asset  Purchase  Agreement  for  Darling  Paint  and  Coatings
               effective  November,   1995*  10.0(k)  Stock  Purchase  Agreement
               between the stockholders of Atlas Chemical Co. and the Issuer effective August 1, 1997**
          10.0(l) Lease for Daytona Offices*
          10.0(m)Consulting agreement of J. Pidorenko*
          10.0(n) Stock  Purchase  Agreement  between PAMG,  LLC and the Issuer, dated May 30, 2000.*
          10.0(o) Consulting agreement of CFM Management, Inc.*
          10.0(p) Consulting agreement of Couture & Company, Inc.*
          10.0(r) Employment Agreement of J. Hagarman.*
          10.0(s) Form of  Augustine  Fund,  LP  convertible  note  and  related documentation.*
          99.1 Certification Pursuant to 18 U.S.C. Section 1350.

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

The Company filed a Current Report on Form 8-K dated August 30, 2002 with the Securities and Exchange Commission in connection with the confirmation of the Plan of Reorganization under Chapter 11 of the Bankruptcy Code.

Item 14. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    May 5, 2003                               By: /s/ Steven Hinsley
                                                       -----------------------
                                                       Steven Hinsley, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                      DATE
---------                                   -----                      ----

/s/ Steven Hinsley                  President                      May 5, 2003
----------------------------        and Director
Steven Hinsley

/s/ Donald G. Huggins, Jr.          Chairman of the Board          May 5, 2003
--------------------------------
Donald G. Huggins, Jr.

/s/ Thomas F. Duszynski             Director                       May 5, 2003
--------------------------------
Thomas F. Duszynski

                         CERTIFICATE OF CHIEF EXECUTIVE
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven Hinsley, certify that:


1. I have reviewed this Form 10-KSB for the period ended September 30, 2002 of ThermaCell Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          (c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

/s/ Steven Hinsley
-----------------------
Steven Hinsley, Chief Executive Officer

                              Financial Statements

                          ThermaCell Technologies, Inc.

                     Years Ended September 30, 2002 and 2001
                          Independent Auditors' Report

                          ThermaCell Technologies, Inc.

                              Financial Statements

                     Years Ended September 30, 2002 and 2001





                                    Contents


Independent Auditors' Report on Financial Statements.......................F-1

Financial Statements:

    Balance Sheet..........................................................F-2
    Statements of Operations...............................................F-3
    Statements of Changes in Stockholders' Deficit.........................F-4
    Statements of Cash Flows...............................................F-5
    Notes to Financial Statements...................................F-6 - F-14

                          Independent Auditors' Report



Board of Directors
ThermaCell Technologies, Inc.
Clearwater, Florida


We have audited the accompanying balance sheet of ThermaCell Technologies, Inc. as of September 30, 2002 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the management of ThermaCell Technologies, Inc.. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ThermaCell Technologies, Inc. as of September 30, 2002 and the results of its operations and its cash flows for the years ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that ThermaCell Technologies, Inc. will continue as a going concern. As discussed in
Note 2. to the financial statements, in November 2001 the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. ThermaCell Technologies, Inc. has suffered recurring losses from operations, negative working capital, and negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
March 31, 2003


                          THERMACELL TECHNOLOGIES, INC.
                                  Balance Sheet
                               September 30, 2002

Assets

                                                                       $                    -
                                                                          ====================


Liabilities and Stockholders' Deficit

Current liabilities:
    Bank overdraft                                                                      8,162
    Accounts payable                                                                   95,023
    Accrued payroll taxes                                                              31,825
                                                                          --------------------
Total current liabilities                                                             135,010
                                                                          --------------------

    Accrued payroll taxes - long-term                                                 159,126
                                                                          --------------------

Stockholders' deficit:
    Common stock; $.0001 par value; 20,000,000 shares authorized;
      1,000,000 shares issued and outstanding                                             100
    Additional paid-in capital                                                     12,525,213
    Common stock payable                                                            4,165,954
    Accumulated deficit                                                           (16,985,403)
                                                                          --------------------
Total stockholders' deficit                                                          (294,136)
                                                                          --------------------

                                                                       $                    -
                                                                          ====================


The accompanying notes are an intregral part of the financial statements.


                                    THERMACELL TECHNOLOGIES, INC.
                                       Statements of Operations



                                                                        Year Ended September 30,
                                                                  -------------------------------------
                                                                       2002                  2001
                                                                  ---------------       ---------------

Sales                                                           $         14,041      $              -
                                                                  ---------------       ---------------

Cost of sales                                                              6,151                     -
                                                                  ---------------       ---------------

Gross profit                                                               7,890                     -
                                                                  ---------------       ---------------

Selling, general and administrative
expenses                                                               1,013,438             1,492,464
Loss on impairment of fixed assets                                             -               488,492
Loss on impairment of intangible assets                                        -               560,004
                                                                  ---------------       ---------------
                                                                       1,013,438             2,540,960

Loss from operations                                                  (1,005,548)           (2,540,960)
                                                                  ---------------       ---------------

Other expense:
      Interest expense                                                  (220,186)             (301,663)
      Other expense                                                      (34,183)                    -
                                                                  ---------------       ---------------
                                                                        (254,369)             (301,663)

Loss from continuing operations                                 $     (1,259,917)     $     (2,842,623)
                                                                  ---------------       ---------------

Discountinued operations:
      Loss from operations of discontinued division                            -               (73,534)
                                                                  ---------------       ---------------

Loss before extraordinary item                                  $     (1,259,917)     $     (2,916,157)
                                                                  ---------------       ---------------

Extraordinary item:
      Gain on bankruptcy reorganization                                  569,784                     -
                                                                  ---------------       ---------------

Net loss                                                        $       (690,133)     $     (2,916,157)
                                                                  ===============       ===============

Earnings (loss) per share:
      Basic loss per share from continuing operations                      (1.26)                (6.03)
      Basic loss per share from discontinued operations                        -                 (0.16)
      Basic earnings per share from extraordinary item                      0.57                     -
                                                                  ---------------       ---------------

Net loss per share                                              $          (0.69)     $          (6.19)
                                                                  ===============       ===============

Weighted average number of
      common shares outstanding                                          998,519               471,107
                                                                  ===============       ===============



The accompanying notes are an intregral part of the financial statements.


                                                        THERMACELL TECHNOLOGIES, INC.
                                               Statements of Changes in Stockholders' Deficit

                                                   Years Ended September 30, 2002 and 2001



                               Common Stock
                         ----------------------     Additional     Common         Common
                           Number of                 Paid-in        Stock         Stock        Accumulated   Treasury
                             Shares       Amount     Capital       Payable      Receivable      Deficit        Stock         Total
                         ------------  ----------- -----------  -----------  --------------  ------------  -----------   -----------
Balance,
 September 30, 2000        6,147,109       615     11,659,041      105,500         (72,500)  (13,379,113)     (55,000)   (1,741,457)

Common stock paid for,
 not issued                        -         -              -      107,127               -             -            -       107,127

Issuance of common stock
 in conection with
 conversion of promissory
 notes payable                     -         -              -      867,334               -             -            -       867,334

Common stock cancelled
 per stock purchase
 termination agreement      (300,000)      (30)        53,353            -               -             -            -        53,323

Amortization of prepaid
 stock incentives                  -         -              -            -          51,250             -            -        51,250

Net loss for the period            -         -              -            -               -     (2,916,157)          -    (2,916,157)
                         ------------  ----------- -----------  -----------  --------------  ------------  -----------   -----------

Balance,
 September 30, 2001        5,847,109 $     585  $  11,712,394 $  1,079,961 $       (21,250)$ (16,295,270)$    (55,000) $ (3,578,580)

Issuance of common
 stock payable             6,883,595       688        866,646     (867,334)              -             -            -             -

Amortization of prepaid
 stock incentive                   -         -              -            -          21,250             -            -        21,250

Retirement of
 Treasury Stock              (40,000)       (4)       (54,996)           -               -             -       55,000             -

Adjustment of shares
 pursuant to the
 bankruptcy
 reorganization          (11,690,704)   (1,169)         1,169            -               -             -            -             -

Stock to be issued
 in sale of
 discontinued operation            -         -              -      539,983               -             -            -       539,983

Stock to be issued
 in satisfaction of
 liabilities                       -         -              -    3,413,344               -             -            -     3,413,344

Net loss for the year              -         -              -            -               -       (690,133)          -      (690,133)
                         ------------  -----------  ----------  -----------  --------------  ------------  -----------   -----------
Balance,
 September 30, 2002        1,000,000 $     100     $12,525,213  $4,165,954   $           -   $(16,985,403)  $       -    $ (294,136)
                         ============  ===========  ==========  ===========  ==============  ============  ===========   ===========

The accompanying notes are an intregral part of the financial statements.



                           THERMACELL TECHNOLOGIES, INC.
                             Statements of Cash Flows


                                                            Year Ended September 30,
                                                            ------------------------
                                                               2002         2001
                                                            -----------  -----------

Operating activities
      Net loss                                              $ (690,133)  $(2,916,157)
                                                            -----------  -----------

      Adjustments to reconcile net loss
       to net cash used by operating
       activities:
          Depreciation and amortization                              -      169,668
          Interest and penalties on note conversion
           paid with common stock                                    -      200,203
          Amortization of discount on notes payable             54,352      153,889
          Loss on impairment of fixed assets                         -      488,492
          Loss on impairment of intangible assets                    -      560,004
          Gain on bankruptcy reorganization                   (569,784)           -
          Amortization of prepaid stock incentive               21,250       51,250
          Decrease in:
           Accounts receivable and notes receivable                  -       83,671
           Officer advance                                           -        6,900
           Prepaid and other assets                             50,191       98,289
          Increase (decrease) in:
           Accounts payable                                     90,602      (68,242)
           Accrued expenses                                    480,473      536,594
                                                            -----------  -----------
       Total adjustments                                       127,084    2,280,718
                                                            -----------  -----------

                                                            -----------  -----------
       Net cash used by operating activities                  (563,049)    (635,439)
                                                            -----------  -----------

Investing activities
      Purchase of property and equipment                             -      (22,351)
      Reduction in trust account                                     -       27,500
                                                            -----------  -----------
      Net cash provided by investing activities                      -        5,149
                                                            -----------  -----------

Financing activities
      Bank overdraft                                             8,162            -
      Proceeds from issuance of notes payable                  548,790      530,471
      Proceeds from common stock subscription                        -      107,127
      Principal payments on capital leases
       and notes payable                                             -      (14,090)
                                                            -----------  -----------
      Net cash provided by financing activities                556,952      623,508
                                                            -----------  -----------

      Net decrease in cash                                      (6,097)      (6,782)

      Cash at beginning of period                                6,097       12,879
                                                            -----------  -----------

      Cash at end of period                                        $ -      $ 6,097
                                                            ===========  ===========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                       $ -        $ 450
                                                            ===========  ===========


      During the year ended September 30, 2002, the Company issued 6,883,595 shares of common stock recorded as a common stock payable in the amount of $867,334 recorded during the year ended September 30, 2001.

      During the year ended September 30, 2002, pursuant to the terms of the Bankruptcy Plan, the Company recognized a 1 for 12.7 reverse split recorded as an increase in paid-in-capital and a reduction in common stock in the amount of $1,169.


      During the year ended September 30, 2002, pursuant to the terms of the Bankruptcy Plan, the Company cancelled treasury stock resulting in a reduction of common stock and paid-in capital of $55,000.

      During the year ended September 30, 2002, the Company pursuant to its plan of reorganization, recorded a $3,413,344 common stock payable for 9,000,000 shares of common stock that had not been issued as of September 30, 2002.

      During the year ended September 30, 2002, the Company sold Atlas Chemical Co. for the payment of 50,000 shares of the Company's common stock that had not been issued as of September 30, 2002. The Atlas sale was recorded as a common stock payable in the amount of $539,983 at September 30, 2002.

The accompanying notes are an intregral part of the financial statements.

                          ThermaCell Technologies, Inc.

                          Notes to Financial Statements

                     Years Ended September 30, 2002 and 2001

1.      Background Information

ThermaCell Technologies, Inc. (the "Company or ThermaCell") is a Florida corporation that was incorporated on August 12, 1993. During the 2002 fiscal year, the Company had one wholly owned subsidiary, Atlas Chemical Co. ("Atlas"). During the year ended September 30, 2000, the Company adopted a plan to sell this segment and therefore the segment was reflected as a discontinued operation in the financial statements for the year ended September 30, 2001. Atlas was a manufacturer and distributor of paints and coatings acquired by the Company in July 1997. The Atlas Chemical facility operations was closed on November 24, 2000. The Company completed the sale of Atlas on September 30, 2002.

During the 2001 fiscal year, the Company operated T-Coast Pavers as a wholly owned subsidiary. T-Coast installed brick pavers in driveways and sidewalks. On November 7, 2001, the Company entered into a Stock Purchase Termination Agreement effective as of April 1, 2001, which divested the purchase of T-Coast. T-Coast was treated as a discontinued operation during the year ended September 30, 2001.

The Company has operated as a debtor-in-possession under Chapter 11 of the United States Code (the "Bankruptcy Code") since November 2001. ThermaCell's Plan of reorganization filed with the Bankruptcy Court was approved effective August 30, 2002 (See Note 2). The Company is currently producing microscopic evacuated glass microspheres, however, there have been limited sales of these products to date.

2.      Financial Restructuring, Bankruptcy Plan, and Going Concern
        Considerations

In November 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. On August 30, 2002, the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 01-20854-8G1 issued an order confirming ThermaCell's Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated as of February 25, 2002 (the "Plan of Reorganization").

The key elements of the Plan of Reorganization are as follows:

- The Plan of Reorganization provides for the issuance or reservation for future issuance of ten million (10,000,000) new shares of ThermaCell Common Stock in the aggregate. Previously issued shares of ThermaCell common stock will be cancelled and replaced by the new shares authorized under the Plan of Reorganization.

- Pac Funding, LLC, a Florida limited liability company ("Pac"), whose members are Augustine Capital Funding, L.P. and Private Capital Group is entitled to 5,000,000 new common shares pursuant to the Plan of Reorganization. Pac was the debtor-in-possession funding source and supplied funds necessary to operate the business while it was a debtor-in-possession and avoid liquidation.

- General unsecured creditors and unsecured claims pursuant to the Plan of Reorganization are entitled to 4,000,000 new ThermaCell common shares.

- The existing shareholders of ThermaCell are entitled to 1,000,000 new common shares pursuant to the Plan of Reorganization. As of August 30, 2002, there were approximately 13,000,000 shares of ThermaCell common stock outstanding. Thus, pursuant to the Plan of Reorganization and action by the board of directors, existing ThermaCell common stockholders would be entitled to one (1) new ThermaCell common share for every 13.034 ThermaCell common shares previously held, subject to adjustment for the actual number of shares outstanding as of August 30, 2002, pursuant to records maintained by the transfer agent and ThermaCell.

- The existing assets and business of ThermaCell are transferred to a newly formed subsidiary free and clear of any and all debts, claims, liens, demands and interest of creditors, equity security holders and parties and interests, except as provided forth in the Plan of Reorganization. Accordingly, ThermaCell will be a holding company and the existing assets of its business relating to the manufacturing and production of evacuated microspheres technology will be held in a new subsidiary. As of September 30, 2002, this transaction has not been completed.

- All debts, claims or demands that arose before the date of the Plan of Reorganization's confirmation, are discharged, except for priority tax claims and certain administrative claims. Priority tax claims are paid over a six (6) year period from the date of assessment. The IRS has made a claim for approximately $120,000. In addition, ThermaCell is obligated for administrative claims payable to the government, lawyers and accountants, estimated at approximately $100,000.

Although the Plan became effective on August 30, 2002 and the Company commenced implementation of the Plan on that date, distributions of common stock to its pre-bankruptcy creditors have not been completed. As noted above the Company is going to issue 9,000,000 shares in accordance with the Plan of Reorganization. These shares are valued at the original cost of the forgiven liabilities and recorded as a common stock payable.

The reorganization resulted in an extraordinary gain of $569,784 from the discharge of certain liabilities, based on the original cost, which gain was recognized during the year ended September 30, 2002.

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately $16,985,000 and negative working capital of approximately $294,000 as of September 30, 2002, and total liabilities exceeding total assets by approximately $294,000 as of September 30, 2002. Currently, management is soliciting additional equity investors to fund these deficits. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.      Significant Accounting Policies

The significant accounting policies followed are:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimated fair value of the Company's liabilities approximated their carrying value at year-end.

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

        The Company records the receipt of payment for common stock that has not been issued to the stockholder as a common stock payable in the financial statements.

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

        Certain minor reclassifications have been made to the 2001 financial statements to conform to the classifications used in 2002.

4.      Recently Issued Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The adoption of SFAS 142 will not have an impact on the Company's financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of SFAS 144 will not have an impact on the Company's financial position or results of operations.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 will not have an impact on the Company's financial position or results of operations.

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. These include, but are not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. The adoption of SFAS No. 146 will not have an impact on the Company's financial position or results of operations.

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123." SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123. Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements. The adoption of SFAS No. 148 will not have an impact on the Company's financial position or results of operations.

5.      Property and Equipment

Pursuant to the Financial Accounting Standards Board Statement No. 121 (FASB No.
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FASB No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review of recoverability, the Company estimated the future cash flows that are expected to result from the use of the assets and their eventual disposition. The Company had determined that there will be no future cash flows from the use of the assets and had recorded a loss on impairment of fixed assets of $488,492 and intangible assets of 560,004 during the year ended September 30, 2001.

Depreciation expense was $0 and $104,000 for the years ended September 30, 2002 and 2001, respectively.

6.      Related Party Transactions

Pac Funding, LLC. whose members are Augustine Capital Fund, L.C, the Company's majority shareholder and Private Capital Group, Inc., a firm controlled by the wife of the Chairman of the Company's Board of Directors will be issued 5,000,000 new common shares pursuant to the Plan of Reorganization. Pac was the debtor-in-possession funding source and supplied funds necessary to operate the business while it was a debtor-in-possession and avoid liquidation.

Pursuant to the Plan of Reorganization, Augustine Capital Fund, L.C will be issued 1,967,292 shares of the Company's common stock for claims for notes payable and accrued interest that amounted to $1,958,341.

Pursuant to the Plan of Reorganization, Private Capital Group, Inc. will be issued 217,293 shares of the Company's common stock for claims for accrued expenses that amounted to $40,000.

Pursuant to the Plan of Reorganization, TA Holdings, LLC. a firm controlled by the wife of the Chairman of the Company's Board of Directors will be issued 135,923 shares of the Company's common stock for claims for notes payable and accrued interest that amounted to $460,403.

Pursuant to the Plan of Reorganization, PAMG, LLC. a shareholder of the Company will be issued 232,904 shares of the Company's common stock for claims for common stock payables that amounted to $105,500.

The Company had a consulting agreement with a stockholder that expired on March 1, 2002. Monthly payments under the agreement were $10,000. Consulting expense under this agreement was $60,000 and $190,000 during the years ended September 30, 2002 and 2001, respectively.

The Company had a consulting agreement with a company owned by its former Chairman of the Board of Directors. This agreement expired on March 1, 2002 and required a monthly payment of $10,000. Consulting expense under this agreement was $60,000 and $221,000 during the years ended September 30, 2002 and 2001, respectively. This company will be issued 220,392 shares of the Company's common stock for claims amounting to $202,500 pursuant to the Plan of Reorganization.

In July 2000, the company entered into a three year employment agreement with its former President. Under this agreement, the Company's former President was entitled to an annual base salary of $130,000 during the term of the agreement. During the year ended September 30, 2002, this agreement was cancelled pursuant to the Plan of Reorganization.

The above transactions are not necessarily indicative of the transactions that would have been entered into had comparable transactions been entered into with independent parties.

7.      Operating Leases

The Company leases a building and office space under operating leases expiring in various years through 2004. Rental expense under these leases was $61,554 and $63,542 for 2002 and 2001, respectively. Subsequent to the Company's September 30, 2002 year-end, this lease was cancelled.

8.      Income Taxes

The Company has net operating loss carryforwards of approximately $16,075,000, at September 30, 2002. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the company's common stock which took place in 2001. Under federal tax law, this change in ownership of the Company will significantly restrict future utilization of the net operating loss carryforwards. Other than the net operating losses which have been limited because of the change in ownership as described above, any other net operating losses will expire in 2009 through 2022.

A valuation allowance is required by FASB Statement No. 109 if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for September 30, 2002 and 2001 were necessary. Significant components of the Company's net deferred tax assets are as follows:

                                                  2002               2001
                                            ---------------------------------
        Tax benefit of net operating loss  $   6,427,000      $    6,154,000
        Less valuation allowance               6,427,000           6,154,000
                                            ---------------------------------
                                           $           0      $            0
                                            =================================

The Company's deferred income tax provisions include the following components:

                                                  2002               2001
                                              ---------------------------------
        Future net operating loss deductions  $     273,000      $      742,000
        Change in allowance valuation for tax
           benefit of net operating loss           (273,000)           (742,000)
                                               ---------------------------------
                                              $           0      $            0
                                               =================================

A reconciliation of the income tax benefit computed at the federal statutory rate and the Company's effective rate are as follows:


                                                 2002                        2001
                                         -----------------------   -----------------------
 Federal statutory rate                  $     235,000     34%     $     639,000     34%
 Adjustments, primarily state
    income taxes                                38,000      5.5          103,000      5.5
 Change in allowance valuation for
    tax benefit of net operating loss         (273,000)   (39.5)        (742,000)   (39.5)
                                         -----------------------   -----------------------
                                         $           0      0  %   $           0      0  %
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

9.      Segment and Discontinued Operations

During 2002 the Company manufactured and sold microscopic evacuated glass spheres in limited quantities. The Company generated $14,014 from the sale of microspheres. For the year ended December 31, 2002 segment information is not presented since the company only operations related to the manufacture and sale of microscopic evaculated glass microspheres. During 200, the Company incurred expenses developing the manufacturing process for microspheres. Corporate general and administrative expenses were included in this division. This segment is identified as ThermaCell Technologies.

During 2001 the company operations were classified into two separate reportable segments that provided different products. The Company, through its wholly owned subsidiary, T-Coast, installed brick pavers in driveways and sidewalks. On November 7, 2001, the Company entered into a Stock Purchase Termination Agreement that is effective as of April 1, 2001, which divests the purchase of T-Coast. T-Coast was treated as a discontinued operation during the year ended September 30, 2001. T-Coast had no revenues for the year ended September 30, 2001.

The Company, through its wholly owned subsidiary, Atlas, manufactured and distributed paints and coatings. Management decided to discontinue the paint division during the year ended September 30, 2000. As such, the operating results of the component were regarded as a discontinued operation during the year. Atlas was finally sold pursuant to a Stock Purchase Agreement to Great Lakes Oil and Gas, Inc. on September 30, 2002. The Company agreed to issue 50,000 of its common stock as consideration for the sale and valued the shares at $539,983. Atlas had revenues of approximately $156,000 for the year ended September 30, 2001 which are included in discontinued operations.

Information regarding the Company's reportable segments for the year ended 2001 is as follows:


                                                       ThermaCell        Paint           Paver
                                                       Technologies     Division       Division   Consolidated

    Sales                                                                                                  $0
                                                       -------------------------------------------------------

    Selling, general and administrative                 $1,492,464                                  1,492,464
                                                       ------------------------------------------------------

    Other expenses:
        Interest expense                                  (301,663)                                  (301,663)
        Loss on impairment of fixed assets                (488,492)                                  (488,492)
        Loss on impairment of intangible assets           (560,004)
                                                       -------------------------------------------------------
(560,004)

    Loss from continuing operations before
        income taxes                                    (2,842,623)                                (2,842,623)

    Loss from discontinued operations                  $         0        (66,590)   $   (6,944)      (73,534)
                                                       -------------------------------------------------------

        Net income (loss)                              $(2,842,623)    $  (66,590)   $   (6,944) $ (2,916,157)
                                                       =======================================================

10.     Stockholders' Equity

During March 2001, $566,667 of the Company's redeemable convertible promissory notes, $100,464 of accrued interest and $200,203 in penalties, were converted into 6,883,595 shares of common stock which represents more than 50% voting control of the outstanding common stock of the Company. These shares were issued during the fiscal year ended September 30, 2002.

The Company entered into a Stock Purchase Termination Agreement, which is effective April 1, 2001, which divests the purchase of T-Coast Pavers/Sealco Systems, Inc. Under this agreement, 300,000 shares of the Company's common stock were returned to treasury and the parties entered into mutual general releases.

Atlas was sold pursuant to a Stock Purchase Agreement to Great Lakes Oil and Gas, Inc. on September 30, 2002. The Company agreed to issued 50,000 of its common stock as consideration for the sale.

The Company's Series A Preferred stock and Series B Preferred stock was cancelled pursuant to the Plan of Reorganization. There were no shares of either class issued or outstanding on the date of the confirmation of the Plan. In addition, the Company's 40,000 shares of treasury stock were retired pursuant to the Plan of Reorganization.

11.     Stock Options

Prior to September 30, 1999, the Company made awards of incentive common stock options to corporate officers and authorized the allocation of 150,000 common shares (post-split) for a compensatory Section 422A plan for officers and key employees. At September 30, 2001, the Company had awarded 326,250 options under these plans. During the year ended September 30, 2002, the outstanding options and the compensatory Section 422A plan were cancelled pursuant to the Plan of Reorganization.

Following is a summary of the status of common stock option and warrant activity during 2002:

                                                                  Number of
                                                                  Shares

Outstanding, October 1, 2001                                      $326,250
Cancelled under the Bankruptcy Plan of Reorganization             (326,250)
                                                                  ---------
Outstanding, September 30, 2002                                      -0-
Exercisable, September 30, 2002                                      -0-