Form 10QSB
period 2002-12-31
THERMACELL TECHNOLOGIES INC
filed 2003-06-04
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2002
                                    -----------------

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

                                 (727) 443-7388
                                 --------------
                           (Issuer's Telephone Number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No   X
    ----     ----


         The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of December 31, 2002 was 1,000,000.

         Transitional Small Business Disclosure Format:

Yes       No  X
   ----     ----

                          THERMACELL TECHNOLOGIES, INC.

                                      Index

                  Three Months Ended December 31, 2002 and 2001
                                   (Unaudited)

                                                                         Page
                                                                        ------
Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheet -
           December 31, 2002.............................................  1

         Statements of Operations -
           Three months ended
           December 31, 2002 and 2001....................................  2

         Statements of Changes in Stockholders' Deficit
           Three months ended December 31, 2002..........................  3

         Statements of Cash Flows -
           Three months ended
           December 31, 2002 and 2001....................................  4

         Notes to Financial Statements...................................  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................  8

Item 3. Controls and Procedures.......................................... 13

Part II - Other Information

Item 1. Legal Proceedings................................................ 14

Item 2. Changes in Securities and Use of Proceeds........................ 14

Item 3. Defaults Upon Senior Securities.................................. 14

Item 4. Submission of Matters to a Vote of Security Holders.............. 14

Item 5. Other Information................................................ 14

Item 6. Exhibits and Reports on Form 8-K................................. 14

Signatures............................................................... 15

                                           THERMACELL TECHNOLOGIES, INC.
                                                   Balance Sheet
                                                 December 31, 2002
                                                    (Unaudited)



Assets

                                                                               $                    -
                                                                                    ====================


Liabilities and Stockholders' Deficit

Current liabilities:
    Bank overdraft                                                                                 148
    Accounts payable                                                                           109,552
    Accrued payroll taxes                                                                       47,295
    Shareholder advances                                                                        56,467
                                                                                    --------------------
Total current liabilities                                                                      213,462
                                                                                    --------------------

    Accrued payroll taxes - long-term                                                          148,517
                                                                                    --------------------

Stockholders' deficit:
    Common stock; $.0001 par value; 20,000,000 shares authorized;
      1,000,000 shares issued and outstanding                                                      100
    Additional paid-in capital                                                              12,525,213
    Common stock payable                                                                     4,165,954
    Accumulated deficit                                                                    (17,053,246)
                                                                                    --------------------
Total stockholders' deficit                                                                   (361,979)
                                                                                    --------------------
                                                                               $                     -
                                                                                    ====================


The accompanying notes are an intregral part of the financial statements.

                          THERMACELL TECHNOLOGIES, INC.
                            Statements of Operations
                                   (Unaudited)



                                                                                  Three Months Ended December 31,
                                                                             -------------------------------------------
                                                                                   2002                     2001
                                                                             -----------------        ------------------

Sales                                                                      $                -       $                 -
                                                                             -----------------        ------------------

Cost of sales                                                                               -                         -
                                                                             -----------------        ------------------

Gross profit                                                                                -                         -
                                                                             -----------------        ------------------

Selling, general and administrative
expenses                                                                               67,843                   247,260
                                                                             -----------------        ------------------

Loss from operations                                                                  (67,843)                 (247,260)
                                                                             -----------------        ------------------

Other expense:
      Interest expense                                                                      -                   (73,661)
      Other expense                                                                         -                         -
                                                                             -----------------        ------------------
                                                                                            -                   (73,661)


Net loss                                                                   $          (67,843)      $          (320,921)
                                                                             =================        ==================


Net loss per share                                                         $            (0.07)      $             (0.32)
                                                                             =================        ==================

Weighted average number of
      common shares outstanding                                                     1,000,000                   994,123
                                                                             =================        ==================



The accompanying notes are an intregral part of the financial statements.

                          THERMACELL TECHNOLOGIES, INC.
                 Statements of Changes in Stockholders' Deficit
                                   (Unaudited)

                      Three Months Ended December 31, 2002



                                            Common Stock
                                   ---------------------------       Additional        Common
                                       Number of                      Paid-in          Stock         Accumulated
                                        Shares         Amount         Capital          Payable          Deficit            Total
                                   ---------------  ----------    --------------   --------------  ---------------   ---------------
Balance, September 30, 2002           1,000,000    $    100      $ 12,525,213     $  4,165,954    $ (16,985,403)    $    (294,136)

Net loss for the period                       -           -                 -                -          (67,843)          (67,843)
                                   ---------------  ----------    --------------   --------------  ---------------   ---------------
Balance, December 31, 2002            1,000,000    $    100      $ 12,525,213     $  4,165,954    $ (17,053,246)    $    (361,979)
                                   ===============  ==========    ==============   ==============  ===============   ===============

The accompanying notes are an intregral part of the financial statements.

                          THERMACELL TECHNOLOGIES, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                          Three Months Ended December 31,
                                                                                      ----------------------------------------
                                                                                            2002                  2001
                                                                                      ------------------    ------------------

Operating activities
        Net loss                                                                              $ (67,843)           $ (320,921)
                                                                                      ------------------    ------------------

        Adjustments to reconcile net loss to net cash used by operating activities:
              Amortization of discount on notes payable                                               -                38,500
              Decrease in:
                Prepaid and other assets                                                              -                19,150
              Increase (decrease) in:
                Accounts payable                                                                 14,529                (1,263)
                Accrued payroll expenses                                                          4,861               125,162
                                                                                      ------------------    ------------------
          Total adjustments                                                                      19,390               181,549
                                                                                      ------------------    ------------------

                                                                                      ------------------    ------------------
          Net cash used by operating activities                                                 (48,453)             (139,372)
                                                                                      ------------------    ------------------

Investing activities
                                                                                      ------------------    ------------------
        Net cash provided by investing activities                                                     -                     -
                                                                                      ------------------    ------------------

Financing activities
        Bank overdraft                                                                           (8,014)                    -
        Proceeds from shareholder advance                                                        56,467               143,000
                                                                                      ------------------    ------------------
        Net cash provided by financing activities                                                48,453               143,000
                                                                                      ------------------    ------------------

        Net decrease in cash                                                                          -                 3,628

        Cash at beginning of period                                                                   -                 6,097
                                                                                      ------------------    ------------------

        Cash at end of period                                                                       $ -               $ 9,725
                                                                                      ==================    ==================

The accompanying notes are an intregral part of the financial statements.

                          THERMACELL TECHNOLOGIES, INC.
                          Notes to Financial Statements
                      Three Months Ended December 31, 2002
                                   (Unaudited)

1.      Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended December 31, 2002 and 2001, (b) the financial position at December 31, 2002, and (c) cash flows for the three months ended December 31, 2002 and 2001, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes of ThermaCell Technologies, Inc. (the "Company") should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2002. The results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of those to be expected for the entire year.

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

                          THERMACELL TECHNOLOGIES, INC.
                          Notes to Financial Statements
                      Three Months Ended December 31, 2002
                                   (Unaudited)

2.      Bankruptcy Filing and Going Concern Considerations(continued)

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

- The existing assets and business of ThermaCell are transferred to a newly formed subsidiary free and clear of any and all debts, claims, liens, demands and interest of creditors, equity security holders and parties and interests, except as provided forth in the Plan of Reorganization. Accordingly, ThermaCell will be a holding company and the existing assets of its business relating to the manufacturing and production of evacuated microspheres technology will be held in a new subsidiary. As of December 31, 2002, this transaction has not been completed.

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

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately $17,053,000 and negative working capital of approximately $213,000 as of December 31, 2002, and total liabilities exceeding total assets by approximately $361,000 as of December 31, 2002. Currently, management is soliciting additional equity investors to fund these deficits. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

                          THERMACELL TECHNOLOGIES, INC.
                          Notes to Financial Statements
                      Three Months Ended December 31, 2002
                                   (Unaudited)

3.      Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three month periods ended December 31, 2002 and 2001. The weighted average shares outstanding for the three month period ended December 31, 2002 was 1,000,000 as compared to 994,123 for the three month period ended December 31, 2001.

4.      Shareholder Advances

During the three-month period ended December 31, 2002, PAC Funding, LLC. advanced $56,467 to the Company to cover operating expenses. This advance is unsecured and has no specific repayment terms.

The above transaction is not necessarily indicative of a transaction that would have been entered into had a comparable transaction been entered into with independent parties.

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

BUSINESS STRATEGY

Our business strategy is to develop and commercialize shell technology and products incorporating shell technology. An important element in our past strategy was to acquire paint manufacturers and distributors to introduce our technology into the paint and coating industry. That strategy has been abandoned because of our financial condition. One of our current objectives will re-start our marketing of microspheres incorporating our shell technology. Our restructuring strategy of developing a commercially viable manufacturing process for shells and expansion into markets for our shell technology will result in incurring additional losses due to the costs associated with these strategies. We expect to incur losses until we are able produce shells consistently on a production-wide basis and are able to market these shells to generate revenues. The Company's business strategy is dependent upon the successful implementation of the following:

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

         (ii)     Expand the shell technology to other products

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

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2001

Sales
-----
There were no sales for the three-month periods ended December 31, 2002 and 2001. We produced limited quantities of microspheres and have not generated any revenues from these products during the periods ended December 31, 2002 and 2001. There are no assurances that we will be able to generate significant revenues from these products or products incorporating this technology in the future.

Selling, General and Administrative Expenses
--------------------------------------------
For the three-month period ended December 31, 2002, total selling, general, and administrative expenses were $67,843 as compared to $247,260 for the three-month period ended December 31, 2001, a decrease of $179,417 or 73%. This decrease is related primarily to a reduction in payroll expenses, consulting expenses, legal fees, and rent experienced during the current period.

Interest Expense
----------------
Interest expense, net of interest income, decreased 100%, or $73,661 to $0 for the three-month period ended December 31, 2002 from $73,661 in the previous three-month period ended December 31, 2001. Interest expense primarily related to our outstanding convertible debentures, which were converted to common stock payable as pursuant to the confirmation of the Plan of Reorganization. These shares of common stock have not been issued as of December 31, 2002.

Net Loss
--------
The net loss and the net loss per share was $67,843 and $0.07, respectively, for the three-month period ended December 31, 2002, as compared to a net loss and net loss per share of $320,921 and $0.32, respectively, for the three-month period ending December 31, 2001. This decrease is primarily related to a reduction in selling, general and administrative and interest expense during the current period. On a weighted average basis, there were 1,000,000 shares outstanding for three-month period ending December 31, 2002 as compared to 994,123 shares outstanding for three-month period ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements and business operations, including product development activities with funds provided by the sale of our securities and from borrowings. During the period ended December 31, 2002, Pac Funding advanced us $56,467 to cover operating expenses.

We continue to experience operating losses. Our net working capital deficiency and stockholders' deficit are $213,462 and $361,979 at December 31, 2002. We have not historically generated sufficient revenues from operations to self-fund our capital requirements. Management is focusing on raising additional capital to fund its present development. We do not have sufficient working capital to meet our immediate needs.

Historically, our business has not generated sufficient cash flow from operations and we are uncertain that future capital will be available to us to enable us to fund our business and capital expenditure needs. Even though the Plan of Reorganization is confirmed, ThermaCell will be dependent upon continued funding through Pac Funding. There is no assurance that Pac Funding will continue funding ThermaCell. Although management of ThermaCell is optimistic that it will be able to generate revenues in the near future, there is no assurance that such revenues will be substantial or allow us to continue our existence.

We will not be able to meet our future cash requirements unless new financing is obtained. Moreover, we will require substantial capital to execute our Plan of Reorganization to remain a going concern. We will need short term outside investments on a continuing basis to finance our current operations. Our revenues for the foreseeable future may not be sufficient to attain profitability. We expect to continue to experience losses in the near future. If we do not obtain short-term financing, we may not be able to continue as a going concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimated fair value of the Company's liabilities approximated their carrying value at the period end.

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

Management has taken certain steps to revise the operating and financial requirements of the Company, which it believes are sufficient to provide the Company with the ability to continue in existence. Management believes that the Chapter 11 filing has allowed the Company to reorganize and rethink its direction, and to attract additional financing to sustain its business during this fiscal year.

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

In November 2001, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida in Tampa, Florida. Since November 2001, we had arranged for debtor-in-possession financing with our largest shareholder. Our plan of reorganization was approved on August 30, 2002, which requests creditors to accept our shares and to have the debtor-in-possession funding source also accept our shares as part of this reorganization. Management believes that the shell technology is viable and that there are substantial markets for its products. The organization proceedings will help ThermaCell achieve its objectives and retain some shareholder value.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
                  None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                  None

Item 5.  Other Information
         -----------------
                  None

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


                                                  ThermaCell Technologies, Inc.


Dated    6/2/2003
                                                  /s/ Steven Hinsley
                                                  ----------------------------
                                                      Steven Hinsley
                                                      President