Form 10QSB
period 2003-03-31
THERMACELL TECHNOLOGIES INC
filed 2003-06-16
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2003
                                    --------------

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

                                 (727) 443-7388
                                 ---------------
                           (Issuer's Telephone Number)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  X
    ----    -----


         The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of March 31, 2003 was 1,000,000.

         Transitional Small Business Disclosure Format:

Yes  __  No   X
            -----

                          THERMACELL TECHNOLOGIES, INC.

                                      Index

               Three and Six Months Ended March 31, 2003 and 2002
                                   (Unaudited)
                                                                          Page
                                                                          ----
Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheet -
           March 31, 2003................................................   1

         Statements of Operations -
           Three and six months ended
           March 31, 2003 and 2002.......................................   2

         Statements of Changes in Stockholders' Deficit
           Six months ended March 31, 2003...............................   3

         Statements of Cash Flows -
           Six months ended
           March 31, 2003 and 2002.......................................   4

         Notes to Financial Statements...................................   5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................   8

Item 3. Controls and Procedures..........................................  13

Part II - Other Information

Item 1. Legal Proceedings................................................  14

Item 2. Changes in Securities and Use of Proceeds........................  14

Item 3. Defaults Upon Senior Securities..................................  14

Item 4. Submission of Matters to a Vote of Security Holders..............  14

Item 5. Other Information................................................  14

Item 6. Exhibits and reports on Form 8-K.................................  14

Signatures...............................................................  15


                                           THERMACELL TECHNOLOGIES, INC.
                                                   Balance Sheet
                                                   March 31, 2003
                                                    (Unaudited)
Assets

    Cash                                                                                     $                   131
                                                                                                =====================


Liabilities and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                                                         106,704
    Accrued payroll taxes                                                                                     55,251
    Shareholder advances                                                                                      81,425
                                                                                                ---------------------
Total current liabilities                                                                                    243,380
                                                                                                ---------------------

    Accrued payroll taxes - long-term                                                                        140,561
                                                                                                ---------------------

Stockholders' deficit:
    Common stock; $.0001 par value; 20,000,000 shares authorized;
      1,000,000 shares issued and outstanding                                                                    100
    Additional paid-in capital                                                                            12,525,213
    Common stock payable                                                                                   4,165,954
    Accumulated deficit                                                                                  (17,075,077)
                                                                                                ---------------------
Total stockholders' deficit                                                                                 (383,810)
                                                                                                ---------------------

                                                                                             $                   131
                                                                                                =====================


The accompanying notes are an intregral part of the financial statements.


                                                  THERMACELL TECHNOLOGIES, INC.
                                                    Statements of Operations
                                                           (Unaudited)


                                                               Three Months Ended March 31,         Six Months Ended March 31,
                                                             ----------------------------------  ---------------------------------
                                                                 2003                2002            2003                2002
                                                             -------------       --------------  -------------       -------------

Sales                                                      $            -      $             - $            -      $            -
                                                             -------------       --------------  -------------       -------------

Cost of sales                                                           -                    -              -                   -
                                                             -------------       --------------  -------------       -------------

Gross profit                                                            -                    -              -                   -
                                                             -------------       --------------  -------------       -------------

Selling, general and administrative
expenses                                                           21,831              254,542         89,674             501,802
                                                             -------------       --------------  -------------       -------------

Loss from operations                                              (21,831)            (254,542)       (89,674)           (501,802)
                                                             -------------       --------------  -------------       -------------

Other expense:
     Interest expense                                                   -              (53,687)             -            (127,348)
     Other expense                                                      -                    -              -                   -
                                                             -------------       --------------  -------------       -------------
                                                                        -              (53,687)             -            (127,348)


Net loss                                                   $      (21,831)     $      (308,229)$      (89,674)     $     (629,150)
                                                             =============       ==============  =============       =============


Net loss per share                                         $        (0.02)     $         (0.31)$        (0.09)     $        (0.63)
                                                             =============       ==============  =============       =============

Weighted average number of
     common shares outstanding                                  1,000,000            1,000,000      1,000,000             997,029
                                                             =============       ==============  =============       =============


The accompanying notes are an intregral part of the financial statements.

                          THERMACELL TECHNOLOGIES, INC.
                 Statements of Changes in Stockholders' Deficit
                                   (Unaudited)

                         Six Months Ended March 31, 2003



                                            Common Stock
                                   ---------------------------     Additional         Common
                                      Number of                      Paid-in           Stock         Accumulated
                                       Shares         Amount         Capital          Payable          Deficit            Total
                                   ---------------  ----------    --------------   --------------  ---------------   ---------------
Balance, September 30, 2002            1,000,000 $       100   $    12,525,213  $     4,165,954 $    (16,985,403) $       (294,136)

Net loss for the period                       -           -                 -                -           (89,674)          (89,674)
                                   ---------------  ----------    --------------   --------------  ---------------   ---------------

Balance, March 31, 2003                1,000,000 $       100   $    12,525,213  $     4,165,954 $    (17,075,077) $       (383,810)
                                   ===============  ==========    ==============   ==============  ===============   ===============

The accompanying notes are an intregral part of the financial statements.

                          THERMACELL TECHNOLOGIES, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                            Six Months Ended March 31,
                                                                                      ----------------------------------------
                                                                                            2003                  2002
                                                                                      ------------------    ------------------

Operating activities
        Net loss                                                                              $ (89,674)           $ (629,150)
                                                                                      ------------------    ------------------

        Adjustments to reconcile net loss to net cash used by operating activities:
              Amortization of discount on notes payable                                               -                54,352
              Decrease in:
                Prepaid and other assets                                                              -                41,325
              Increase (decrease) in:
                Accounts payable                                                                 11,681                (1,684)
                Accrued payroll expenses                                                          4,861               232,996
                                                                                      ------------------    ------------------
          Total adjustments                                                                      16,542               326,989
                                                                                      ------------------    ------------------

                                                                                      ------------------    ------------------
          Net cash used by operating activities                                                 (73,132)             (302,161)
                                                                                      ------------------    ------------------

Investing activities
                                                                                      ------------------    ------------------
        Net cash provided by investing activities                                                     -                     -
                                                                                      ------------------    ------------------

Financing activities
        Bank overdraft                                                                           (8,162)                1,814
        Proceeds from shareholder advance                                                        81,425                     -
        Proceeds from issuance of notes payable                                                       -               294,250
                                                                                      ------------------    ------------------
        Net cash provided by financing activities                                                73,263               296,064
                                                                                      ------------------    ------------------

        Net decrease in cash                                                                        131                (6,097)

        Cash at beginning of period                                                                   -                 6,097
                                                                                      ------------------    ------------------

        Cash at end of period                                                                     $ 131                   $ -
                                                                                      ==================    ==================

The accompanying notes are an intregral part of the financial statements.

                          THERMACELL TECHNOLOGIES, INC.
                          Notes to Financial Statements
                    Three and Six Months Ended March 31, 2003
                                   (Unaudited)

1.      Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended March 31, 2003 and 2002, (b) the financial position at March 31, 2003, and (c) cash flows for the six months ended March 31, 2003 and 2002, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes of ThermaCell Technologies, Inc. (the "Company") should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2002. The results of operations for the three and six month periods ended March 31, 2003 are not necessarily indicative of those to be expected for the entire year.

Certain minor reclassifications have been made to the 2003 financial statements to conform to the classifications used in 2003.

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

                          THERMACELL TECHNOLOGIES, INC.
                          Notes to Financial Statements
                    Three and Six Months Ended March 31, 2003
                                   (Unaudited)

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

- The existing assets and business of ThermaCell are transferred to a newly formed subsidiary free and clear of any and all debts, claims, liens, demands and interest of creditors, equity security holders and parties and interests, except as provided forth in the Plan of Reorganization. Accordingly, ThermaCell will be a holding company and the existing assets of its business relating to the manufacturing and production of evacuated microspheres technology will be held in a new subsidiary. As of March 31, 2003, this transaction has not been completed.

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

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately $17,075,000 and negative working capital of approximately $243,250 as of March 31, 2003, and total liabilities exceeding total assets by approximately $384,000 as of March 31, 2003. Currently, management is soliciting additional equity investors to fund these deficits. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

                          THERMACELL TECHNOLOGIES, INC.
                          Notes to Financial Statements
                    Three and Six Months Ended March 31, 2003
                                   (Unaudited)

3.      Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and six month periods ended March 31, 2003 and 2002. The weighted average shares outstanding for the three month periods ended March 31, 2002 and 2003 was 1,000,000. The weighted average shares outstanding for the six month period ended March 31, 2002 was 997,029 as compared to 1,000,000 for the six month period ended March 31, 2003.

4.      Shareholder Advances

During the six-month period ended March 31, 2003, PAC Funding, LLC. advanced $81,425 to the Company to cover operating expenses. This advance is unsecured and has no specific repayment terms.

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

                          THERMACELL TECHNOLOGIES, INC.


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

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2002

Sales
-----
There were no sales for the three-month periods ended March 31, 2003 and 2002. We produced limited quantities of microspheres and have not generated any revenues from these products during the periods ended March 31, 2003 and 2002. There are no assurances that we will be able to generate significant revenues from these products or products incorporating this technology in the future.

Selling, General and Administrative Expenses
--------------------------------------------
For the three-month period ended March 31, 2003, total selling, general, and administrative expenses were $21,831 as compared to $254,542 for the three-month period ended March 31, 2002, a decrease of $232,711 or 91%. This decrease is related primarily to a reduction in payroll expenses, insurance costs, consulting expenses, legal fees, and rent experienced during the current period.

Interest Expense
----------------
Interest expense, net of interest income, decreased 100%, or $53,687 to $0 for the three-month period ended March 31, 2003 from $53,687 in the previous three-month period ended March 31, 2002. Interest expense primarily related to our outstanding convertible debentures, which were converted to common stock payable as pursuant to the confirmation of the Plan of Reorganization. These shares of common stock have not been issued as of March 31, 2003.

                          THERMACELL TECHNOLOGIES, INC.

Net Loss
--------
The net loss and the net loss per share was $21,831 and $0.02, respectively, for the three-month period ended March 31, 2003, as compared to a net loss and net loss per share of $308,229 and $0.31, respectively, for the three-month period ending March 31, 2002. This decrease is primarily related to a reduction in selling, general and administrative and interest expense during the current period. On a weighted average basis, there were 1,000,000 shares outstanding for three-month period ending March 31, 2003 and 2002.

FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THE SIX-MONTH PERIOD ENDED MARCH 31, 2002

Sales
-----
There were no sales for the six-month periods ended March 31, 2003 and 2002. We produced limited quantities of microspheres and have not generated any revenues from these products during the periods ended March 31, 2003 and 2002. There are no assurances that we will be able to generate significant revenues from these products or products incorporating this technology in the future.

Selling, General and Administrative Expenses
--------------------------------------------
For the six-month period ended March 31, 2003, total selling, general, and administrative expenses were $89,674 as compared to $501,802 for the six-month period ended March 31, 2002, a decrease of $412,128 or 82%. This decrease is related primarily to a reduction in payroll expenses, insurance costs, consulting expenses, legal fees, and rent experienced during the current period.

Interest Expense
----------------
Interest expense, net of interest income, decreased 100%, or $127,348 to $0 for the six-month period ended March 31, 2003 from $127,348 in the previous six-month period ended March 31, 2002. Interest expense primarily related to our outstanding convertible debentures, which were converted to common stock payable as pursuant to the confirmation of the Plan of Reorganization. These shares of common stock have not been issued as of March 31, 2003.

Net Loss
--------
The net loss and the net loss per share was $89,674 and $0.09, respectively, for the six-month period ended March 31, 2003, as compared to a net loss and net loss per share of $629,150 and $0.63, respectively, for the six-month period ending March 31, 2002. This decrease is primarily related to a reduction in selling, general and administrative and interest expense during the current period. On a weighted average basis, there were 1,000,000 shares outstanding for six-month period ending March 31, 2003 as compared to 997,029 shares outstanding for six-month period ended March 31, 2002.

                          THERMACELL TECHNOLOGIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements and business operations, including product development activities with funds provided by the sale of our securities and from borrowings. During the six month period ended March 31, 2003, Pac Funding advanced us $81,425 to cover operating expenses.

We continue to experience operating losses. Our net working capital deficiency and stockholders' deficit are $243,250 and $383,810 at March 31, 2003. We have not historically generated sufficient revenues from operations to self-fund our capital requirements. Management is focusing on raising additional capital to fund its present development. We do not have sufficient working capital to meet our immediate needs.

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

                          THERMACELL TECHNOLOGIES, INC.


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

                          THERMACELL TECHNOLOGIES, INC.

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

Item 2.  Changes in Securities and Use of Proceeds

                  None

Item 3.  Defaults Upon Senior Securities.

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and reports on Form 8-K

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


                                                 ThermaCell Technologies, Inc.


Dated    6/11/2003
                                                 /s/ Steven Hinsley
                                                 --------------------
                                                 Steven Hinsley
                                                 President