Form 10QSB
period 2003-06-30
THERMACELL TECHNOLOGIES INC
filed 2003-08-19
CIK 1002360

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2003
                                    -------------

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from __________ to __________

                         Commission File Number 0-21279
                                                -------

                          ABSOLUTE WASTE SERVICES, INC.
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

                          THERMACELL TECHNOLOGIES, INC.
                          -----------------------------
                                  (Former Name)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No   X
    ----     -----

     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of July 31, 2003 was 10,000,000.

         Transitional Small Business Disclosure Format:

Yes       No   X
    ----     -----

                          ABSOLUTE WASTE SERVICES, INC.
                      (f/k/a THERMACELL TECHNOLOGIES, INC.)

                                      Index
               Three and Nine Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                                                                          Page
Part I - Financial Information                                            ----
         ---------------------

Item 1.  Financial Statements

         Balance Sheet -
           June 30, 2003..................................................  1

         Statements of Operations -
           Three and nine months ended
           June 30, 2003 and 2002.........................................  2

         Statements of Changes in Stockholders' Deficit
           Nine months ended June 30, 2003................................  3

         Statements of Cash Flows -
           Nine months ended
           June 30, 2003 and 2002.........................................  4

         Notes to Financial Statements....................................  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................  8

Item 3. Controls and Procedures........................................... 13

Part II - Other Information
          -----------------

Item 1. Legal Proceedings................................................. 13

Item 2. Changes in Securities and Use of Proceeds......................... 14

Item 3. Defaults Upon Senior Securities................................... 14

Item 4. Submission of Matters to a Vote of Security Holders............... 14

Item 5. Other Information................................................. 14

Item 6. Exhibits and reports on Form 8-K.................................. 15

Signatures................................................................ 16

                          ABSOLUTE WASTE SERVICES, INC.
                      (f/k/a THERMACELL TECHNOLOGIES, INC.)

                                  Balance Sheet
                                  June 30, 2003
                                   (Unaudited)


Assets

    Cash                                                                                     $                   131
                                                                                                =====================


Liabilities and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                                                         144,556
    Accrued payroll taxes                                                                                     63,207
    Shareholder advances                                                                                     102,061
                                                                                                ---------------------
Total current liabilities                                                                                    309,824
                                                                                                ---------------------

    Accrued payroll taxes - long-term                                                                        132,605
                                                                                                ---------------------

Stockholders' deficit:
    Preferred stock; $.001 par value; 50,000,000 shares authorized;
       0 shares issued and outstanding
    Common stock; $.0001 par value; 150,000,000 shares authorized;
      1,000,000 shares issued and outstanding                                                                    100
    Additional paid-in capital                                                                            12,525,213
    Common stock payable                                                                                   4,165,954
    Accumulated deficit                                                                                  (17,133,565)
                                                                                                ---------------------
Total stockholders' deficit                                                                                 (442,298)
                                                                                                ---------------------

                                                                                             $                   131
                                                                                                =====================


The accompanying notes are an intregral part of the financial statements.



                                                  ABSOLUTE WASTE SERVICES, INC.
                                              (f/k/a THERMACELL TECHNOLOGIES, INC.)
                                                    Statements of Operations
                                                          (Unaudited)


                                                                Three Months Ended June 30,         Nine Months Ended June 30,
                                                             ----------------------------------  ---------------------------------
                                                                 2003                2002            2003                2002
                                                             -------------       --------------  -------------       -------------

Sales                                                      $            -      $             - $            -      $            -
                                                             -------------       --------------  -------------       -------------

Cost of sales                                                           -                    -              -                   -
                                                             -------------       --------------  -------------       -------------

Gross profit                                                            -                    -              -                   -
                                                             -------------       --------------  -------------       -------------

Selling, general and administrative
expenses                                                           58,488              238,985        148,162             740,788
                                                             -------------       --------------  -------------       -------------

Loss from operations                                              (58,488)            (238,985)      (148,162)           (740,788)
                                                             -------------       --------------  -------------       -------------

Other expense:
     Interest expense                                                   -              (41,142)             -            (168,490)
                                                             -------------       --------------  -------------       -------------

Net loss                                                   $      (58,488)     $      (280,127)$     (148,162)     $     (909,278)
                                                             =============       ==============  =============       =============


Net loss per share                                         $        (0.06)     $         (0.28)$        (0.15)     $        (0.91)
                                                             =============       ==============  =============       =============

Weighted average number of
     common shares outstanding                                  1,000,000            1,000,000      1,000,000           1,000,000
                                                             =============       ==============  =============       =============



The accompanying notes are an intregral part of the financial statements.


                                                       ABSOLUTE WASTE SERVICES, INC.
                                                   (f/k/a THERMACELL TECHNOLOGIES, INC.)
                                               Statements of Changes in Stockholders' Deficit
                                                                (Unaudited)

                                                       Nine Months Ended June 30, 2003



                                             Common Stock
                                   ---------------------------      Additional         Common
                                       Number of                      Paid-in           Stock         Accumulated
                                        Shares         Amount         Capital          Payable          Deficit            Total
                                   ---------------  ----------    --------------   --------------  ---------------   ---------------
Balance, September 30, 2002            1,000,000 $       100   $    12,525,213  $     4,165,954 $    (16,985,403) $       (294,136)

Net loss for the period                        -           -                 -                -         (148,162)         (148,162)
                                   ---------------  ----------    --------------   --------------  ---------------   ---------------
Balance, June 30, 2003                 1,000,000 $       100   $    12,525,213  $     4,165,954 $    (17,133,565) $       (442,298)
                                   ===============  ==========    ==============   ==============  ===============   ===============


The accompanying notes are an intregral part of the financial statements.



                                                ABSOLUTE WASTE SERVICES, INC.
                                            (f/k/a THERMACELL TECHNOLOGIES, INC.)
                                                  Statements of Cash Flows
                                                        (Unaudited)

                                                                                            Nine Months Ended June 30,
                                                                                      ----------------------------------------
                                                                                            2003                  2002
                                                                                      ------------------    ------------------

Operating activities
        Net loss                                                                             $ (148,162)           $ (909,278)
                                                                                      ------------------    ------------------

        Adjustments to reconcile net loss to net cash used by operating activities:
              Amortization of discount on notes payable                                               -                54,352
              Amortization of prepaid stock incentive                                                 -                21,250
              Decrease in:
                Prepaid and other assets                                                              -                41,325
              Increase (decrease) in:
                Accounts payable                                                                 49,533                (1,684)
                Accrued payroll expenses                                                          4,861               324,139
                                                                                      ------------------    ------------------
          Total adjustments                                                                      54,394               439,382
                                                                                      ------------------    ------------------

                                                                                      ------------------    ------------------
          Net cash used by operating activities                                                 (93,768)             (469,896)
                                                                                      ------------------    ------------------

Investing activities
                                                                                      ------------------    ------------------
        Net cash provided by investing activities                                                     -                     -
                                                                                      ------------------    ------------------

Financing activities
        Bank overdraft                                                                           (8,162)                    -
        Proceeds from shareholder advance                                                       102,061                     -
        Proceeds from issuance of notes payable                                                       -               469,290
                                                                                      ------------------    ------------------
        Net cash provided by financing activities                                                93,899               469,290
                                                                                      ------------------    ------------------

        Net increase (decrease) in cash                                                             131                  (606)

        Cash at beginning of period                                                                   -                 6,097
                                                                                      ------------------    ------------------

        Cash at end of period                                                                     $ 131               $ 5,491
                                                                                      ==================    ==================


The accompanying notes are an intregral part of the financial statements.

                          ABSOLUTE WASTE SERVICES, INC.
                      (f/k/a THERMACELL TECHNOLOGIES, INC.)
                          Notes to Financial Statements
                    Three and Nine Months Ended June 30, 2003
                                   (Unaudited)

1.      Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended June 30, 2003 and 2002, (b) the financial position at June 30, 2003, and (c) cash flows for the nine months ended June 30, 2003 and 2002, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes of ThermaCell Technologies, Inc. (the "Company") should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2002. The results of operations for the three and nine month periods ended June 30, 2003 are not necessarily indicative of those to be expected for the entire year.

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

The key elements of the Plan of Reorganization are as follows:

|X| The Plan of Reorganization provides for the issuance or reservation for future issuance of ten million (10,000,000) new shares of ThermaCell Common Stock in the aggregate. Previously issued shares of ThermaCell common stock will be cancelled and replaced by the new shares authorized under the Plan of Reorganization.

|X| Pac Funding, LLC, a Florida limited liability company ("Pac"), whose members are Augustine Capital Funding, L.P. and Private Capital Group is entitled to 5,000,000 new common shares pursuant to the Plan of Reorganization. Pac was the debtor-in-possession funding source and supplied funds necessary to operate the business while it was a debtor-in-possession and avoid liquidation.

|X| General unsecured creditors and unsecured claims pursuant to the Plan of Reorganization are entitled to 4,000,000 new ThermaCell common shares.

                          ABSOLUTE WASTE SERVICES, INC.
                      (f/k/a THERMACELL TECHNOLOGIES, INC.)
                          Notes to Financial Statements
                    Three and Nine Months Ended June 30, 2003
                                   (Unaudited)

2.      Bankruptcy Filing and Going Concern Considerations(continued)

|X| The existing shareholders of ThermaCell are entitled to 1,000,000 new common shares pursuant to the Plan of Reorganization. As of August 30, 2002, there were approximately 13,000,000 shares of ThermaCell common stock outstanding. Thus, pursuant to the Plan of Reorganization and action by the board of directors, existing ThermaCell common stockholders would be entitled to one (1) new ThermaCell common share for every 13.034 ThermaCell common shares previously held, subject to adjustment for the actual number of shares outstanding as of August 30, 2002, pursuant to records maintained by the transfer agent and ThermaCell.

|X| The existing assets and business of ThermaCell are transferred to a newly formed subsidiary free and clear of any and all debts, claims, liens, demands and interest of creditors, equity security holders and parties and interests, except as provided forth in the Plan of Reorganization. Accordingly, ThermaCell will be a holding company and the existing assets of its business relating to the manufacturing and production of evacuated microspheres technology will be held in a new subsidiary. As of July 31, 2003, this transaction has not been completed.

|X| All debts, claims or demands that arose before the date of the Plan of Reorganization's confirmation, are discharged, except for priority tax claims and certain administrative claims. Priority tax claims are paid over a six (6) year period from the date of assessment. The IRS has made a claim for approximately $120,000. In addition, ThermaCell is obligated for administrative claims payable to the government, lawyers and accountants, estimated at approximately $100,000.

In accordance with the Plan of Reorganization, the Company issued 9,000,000 shares effective as of July 31, 2003, to its pre-bankrupty creditors. These shares were valued at the original cost of the forgiven liabilities of $4,165,954 and is recorded in common stock payable at June 30, 2003.

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately $17,134,000 and negative working capital of approximately $310,000 as of June 30, 2003, and total liabilities exceeding total assets by approximately $443,000 as of June 30, 2003. Currently, management is soliciting additional equity investors to fund these deficits. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

                          ABSOLUTE WASTE SERVICES, INC.
                      (f/k/a THERMACELL TECHNOLOGIES, INC.)
                          Notes to Financial Statements
                    Three and Nine Months Ended June 30, 2003
                                   (Unaudited)

3.      Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and nine month periods ended June 30, 2003 and 2002. The weighted average shares outstanding for the three and nine month periods ended June 30, 2003 and 2002 was 1,000,000.

4.      Related Party Transactions

During the nine-month period ended June 30, 2003, PAC Funding, LLC. advanced $102,061 to the Company to cover operating expenses. This advance is unsecured, non-interest bearing and due on demand, and has no specific repayment terms.

During the nine-month period ended June 30, 2003, the Company incurred $14,200 in consulting services provided by a shareholder of the Company.

The above transactions are not necessarily indicative of a transaction that would have been entered into had a comparable transaction been entered into with independent parties.

5.      Subsequent Events

On July 31, 2003, the Company amended its articles of incorporation changing its name to Absolute Waste Services, Inc. In addition, the Company authorized to issue a total of 50,000,000, $.001 par value per share Preferred Stock and 150,000,000, $.0001 par value per share Common Stock. These amendments are reflected retroactively in our financial statements at June 30, 2003.

On July 31, 2003, the Company issued 9,000,000 shares of common stock to its pre-bankruptcy creditors in accordance with the Plan of Reorganization. These shares were valued at the original cost of the forgiven liabilities of $4,165,954 and is recorded in common stock payable at June 30, 2003.

                          ABSOLUTE WASTE SERVICES, INC.
                      (f/k/a THERMACELL TECHNOLOGIES, INC.)

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

GENERAL

The Company has operated as a debtor-in-possession under Chapter 11 of the United States Code (the "Bankruptcy Code") since November 2001. In November 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. On August 30, 2002, the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 01-20854-8G1 issued an order confirming ThermaCell's Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated as of February 25, 2002 (the "Plan of Reorganization"). Although the Plan became effective on August 30, 2002 and the Company commenced implementation of the Plan on that date, distributions of common stock to its pre-bankruptcy creditors did not occur until July 31, 2003.

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

                          ABSOLUTE WASTE SERVICES, INC.
                      (f/k/a THERMACELL TECHNOLOGIES, INC.)

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

                          ABSOLUTE WASTE SERVICES, INC.
                      (f/k/a THERMACELL TECHNOLOGIES, INC.)

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

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2002

Sales
-----
There were no sales for the three-month periods ended June 30, 2003 and 2002. We produced limited quantities of microspheres and have not generated any revenues from these products during the periods ended June 30, 2003 and 2002. There are no assurances that we will be able to generate significant revenues from these products or products incorporating this technology in the future.

Selling, General and Administrative Expenses
--------------------------------------------
For the three-month period ended June 30, 2003, total selling, general, and administrative expenses were $58,488 as compared to $238,985 for the three-month period ended June 30, 2002, a decrease of $180,497 or 76%. This decrease is related primarily to a reduction in payroll expenses, insurance costs, consulting expenses, legal fees, and rent experienced during the current period.

Interest Expense
----------------
Interest expense, net of interest income, decreased 100%, or $41,142 to $0 for the three-month period ended June 30, 2003 from $41,142 in the previous three-month period ended June 30, 2002. Interest expense primarily related to our outstanding convertible debentures, which were converted to common stock payable as pursuant to the confirmation of the Plan of Reorganization. These shares of common stock were issued effective July 31, 2003.

                          ABSOLUTE WASTE SERVICES, INC.
                      (f/k/a THERMACELL TECHNOLOGIES, INC.)

Net Loss
--------
The net loss and the net loss per share was $58,488 and $0.06, respectively, for the three-month period ended June 30, 2003, as compared to a net loss and net loss per share of $280,127 and $0.28, respectively, for the three-month period ending June 30, 2002. This decrease is primarily related to a reduction in selling, general and administrative and interest expense during the current period. On a weighted average basis, there were 1,000,000 shares outstanding for three-month period ending June 30, 2003 and 2002.

FOR THE NINE-MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THE NINE-MONTH PERIOD ENDED JUNE 30, 2002

Sales
-----
There were no sales for the nine-month periods ended June 30, 2003 and 2002. We produced limited quantities of microspheres and have not generated any revenues from these products during the periods ended June 30, 2003 and 2002. There are no assurances that we will be able to generate significant revenues from these products or products incorporating this technology in the future.

Selling, General and Administrative Expenses
--------------------------------------------
For the nine-month period ended June 30, 2003, total selling, general, and administrative expenses were $148,162 as compared to $740,788 for the nine-month period ended June 30, 2002, a decrease of $592,626 or 80%. This decrease is related primarily to a reduction in payroll expenses, insurance costs, consulting expenses, legal fees, and rent experienced during the current period.

Interest Expense
----------------
Interest expense, net of interest income, decreased 100%, or $168,490 to $0 for the nine-month period ended June 30, 2003 from $168,490 in the previous nine-month period ended June 30, 2002. Interest expense primarily related to our outstanding convertible debentures, which were converted to common stock payable as pursuant to the confirmation of the Plan of Reorganization. These shares of common stock were issued effective July 31, 2003.

Net Loss
--------
The net loss and the net loss per share was $148,162 and $0.15, respectively, for the nine-month period ended June 30, 2003, as compared to a net loss and net loss per share of $909,278 and $0.91, respectively, for the nine-month period ending June 30, 2002. This decrease is primarily related to a reduction in selling, general and administrative and interest expense during the current period. On a weighted average basis, there were 1,000,000 shares outstanding for nine-month period ending June 30, 2003 and 2002.

                          ABSOLUTE WASTE SERVICES, INC.
                      (f/k/a THERMACELL TECHNOLOGIES, INC.)


LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our capital requirements and business operations, including product development activities with funds provided by the sale of our securities and from borrowings. During the nine month period ended June 30, 2003, Pac Funding advanced us $102,061 to cover operating expenses.

We continue to experience operating losses. Our net working capital deficiency and stockholders' deficit are approximately $310,000 and $442,000 at June 30, 2003. We have not historically generated sufficient revenues from operations to self-fund our capital requirements. Management is focusing on raising additional capital to fund its present development. We do not have sufficient working capital to meet our immediate needs.

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

                          ABSOLUTE WASTE SERVICES, INC.
                      (f/k/a THERMACELL TECHNOLOGIES, INC.)

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

In November 2001, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida in Tampa, Florida. Since November 2001, we had arranged for debtor-in-possession financing with our largest shareholder. Our plan of reorganization was approved on August 30, 2002, which requests creditors to accept our shares and to have the debtor-in-possession funding source also accept our shares as part of this reorganization. New common shares under the Bankruptcy Plan were issued effective July 31, 2003. Management believes that the shell technology is viable and that there are substantial markets for its products. The organization proceedings will help ThermaCell achieve its objectives and retain some shareholder value.

                          ABSOLUTE WASTE SERVICES, INC.
                      (f/k/a THERMACELL TECHNOLOGIES, INC.)

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

                  Effective July 31, 2003, we issued the following shares pursuant to the Bankruptcy Plan:

     o Exchange of old for new common shares to existing shareholders. Under the Bankruptcy Plan, existing shareholders were entitled to 1,000,000 new common shares.

     o    Issuance of new common shares to pre-bankruptcy  unsecured  creditors.
          4,000,000 new common shares were issued to the unsecured creditors, pursuant to the Plan of Reorganization.

     o Issuance of new common shares to Pac Funding, LLC. 5,000,000 shares were issued to Pac Funding, LLC our debtor-in-possession funding source.

         On July 31, 2003, we approved an amendment to our articles of incorporation by written consent of shareholders owning a majority of the outstanding shares entitled to vote of the Corporation. This Amendment increases the authorized number of common shares from 20,000,000 to 150,000,000, par value $.0001 and authorizes the board of directors to issue up to 50,000,000 preferred shares, par value $.001 issuable in series with such terms, rights and preferences as determined by subsequent resolutions of the Board of Directors.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

          None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          None

Item 5.  Other Information
         -----------------

         On July 31, 2003, we approved an Amendment to our Articles of Incorporation changing the name of the Corporation to Absolute Waste Services, Inc.

                          ABSOLUTE WASTE SERVICES, INC.
                      (f/k/a THERMACELL TECHNOLOGIES, INC.)

Item 6.  Exhibits and reports on Form 8-K
         --------------------------------

(a)      Exhibits

          3.1 Articles of Amendment to Articles of Incorporation changing the name of the Corporation to Absolute Waste Services, Inc. and increasing the authorized number of common shares to 150,000,000, par value $.0001 and authorizes the board of directors to issue up to 50,000,000 preferred shares, par value $.001

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Absolute Waste Services' Chief Executive Officer.

(b)      Reports of Form 8-K

          -none

                          ABSOLUTE WASTE SERVICES, INC.
                      (f/k/a THERMACELL TECHNOLOGIES, INC.)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant had duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Absolute Waste Services, Inc.
                                          (f/k/a ThermaCell Technologies, Inc.)


Dated    8/19/2003
                                          /s/ Thomas F. Duszynski
                                          ------------------------------
                                          Thomas F. Duszynski
                                          President