Form 10KSB
period 2003-09-30
ABSOLUTE WASTE SERVICES INC
filed 2005-05-27
CIK 1002360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the annual period ended September 30, 2003

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    -------------

                         COMMISSION FILE NUMBER: 0-21279
                                                ---------

                          ABSOLUTE WASTE SERVICES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


           FLORIDA                                                59-3223708
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (312) 427-5457
                            -------------------------
                           (Issuer's Telephone Number)


                          THERMACELL TECHNOLOGIES, INC.
                                   -----------
                                  (Former name)

     Securities registered under Section 12(b) of the Exchange Act: None.

     Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.0001 per share.

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ ] NO [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

     State issuer's revenues for its most recent fiscal year: $0

     As of May 20, 2005, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was negligible.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     As of May 20, 2005, the registrant had 60,469,250 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                      INDEX

                                     PART I

                                                                           Page
                                                                          ------

Item 1.  Description of Business                                             2

Item 2.  Description of Property                                             5

Item 3.  Legal Proceedings                                                   5

Item 4.  Submission of Matters to a Vote of Security Holders                 5

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters            6

Item 6.  Management's Plan of Operation                                      7

Item 7.  Financial Statements                                               14

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure                                           15

Item 8A. Controls and Procedures                                            15

Item 8B. Other Information                                                  15

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act.                 16

Item 10. Executive Compensation                                             17

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    17

Item 12. Certain Relationships and Related Transactions                     17

Item 13. Exhibits                                                           18

Item 14. Principal Accountant Fees and Services                             18

Signatures                                                                  20

PART I

Item 1. Description of Business
-------------------------------

Information included in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview
--------
We were incorporated in Florida in August 1993. In November 2001, we filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. On August 30, 2002, the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 01-20854-8G1 issued an order confirming our Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated as of February 25, 2002 (the "Plan"). Although the Plan became effective on August 30, 2002 and we commenced implementation of the Plan on that date, distributions of common stock to our pre-bankruptcy creditors did not occur until July 31, 2003.

In July 2003, we changed our name to Absolute Waste Services, Inc. On August 23, 2003, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Absolute Industries, LLC, a Texas limited liability company, pursuant to which Absolute Industries, LLC merged into our newly formed wholly owned subsidiary (the "Merger Sub"), with the Merger Sub being the surviving entity and succeeding to the business operations of Absolute Industries, LLC (the "Merger"). In June 2004, we and the former members of Absolute Industries, LLC agreed to rescind the Merger Agreement and terminate the Merger ab initio, for each party to return the other party the consideration received in connection with the Merger, and to release each other from all claims relating to the Merger Agreement and the Merger. In connection with this transaction, all of the issued and outstanding stock of the Merger Sub was transferred to the former members of Absolute Industries, LLC.

Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. As a result of the Merger, we engaged in certain business operations as of September 30, 2003, the end of the fiscal year to which this Report relates. Because the Merger Agreement has been rescinded and the Merger has been terminated ab initio, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this Annual Report on Form 10-KSB will treat us as a publicly held shell.

We are seeking business opportunities through a merger with, or acquisition of, one or more private companies. We have had no material operations in the past ten months. We are not presently engaged in, and do not plan to engage in, any substantive commercial business for an indefinite period of time.

We believe that there is a demand by non-public corporations for shell corporations that have a public distribution of securities. We believe that demand for shell corporations has increased dramatically since the Securities and Exchange Commission (the "Commission") imposed additional requirements upon "blank check" companies pursuant to Rule 419 of the Act. According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission, and as a result has stimulated an increased demand for shell corporations. While we have made the foregoing assumption, there is no assurance that the same is accurate or correct and, accordingly, no assurance that we will merge with or acquire an existing private entity.

General
-------
We propose to seek, investigate and, if warranted, acquire an interest in one or more business opportunity ventures. As of the date hereof, we have no business opportunities or ventures under contemplation for acquisition or merger, but we propose to investigate potential opportunities with investors or entrepreneurs with a concept which has not yet been placed in operation, or with firms which are developing companies. We may seek out established businesses which may be experiencing financial or operation difficulties. We anticipate that we will seek to merge with or acquire an existing business. After the merger or acquisition has taken place, we will be the surviving entity, however, management from the acquired entity will in all likelihood control our operations. There is a remote possibility that we may seek to acquire and operate a business which is not currently operating, in which case our existing management might be retained. Due to the absence of capital available for investment by us, the types of businesses seeking to be acquired by us will invariably be smaller and higher risk types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for our common stock. Accordingly, our ability to acquire any business of substance will be extremely limited.

We do not propose to restrict our search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of our limited resources.

It is anticipated that business opportunities will be available to us and sought by us from various sources throughout the United States, including our officer and director, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. We believe that business opportunities and ventures may become available to us due to a number of factors, including, among others: (a) our willingness to enter into unproven, speculative ventures; (b) our officer's and director's contacts and acquaintances; and (c) our flexibility with respect to the manner in which we may structure potential financing, mergers and/or acquisitions. However, there is no assurance that we will be able to structure, finance, merge with and/or acquire any business opportunity or venture.

Our Operations
--------------
Our sole executive officer will seek acquisition/merger candidates and/or orally contact individuals or broker/dealers and advise them of our availability as an acquisition candidate. Our sole executive officer will review material furnished to him by the proposed merger/acquisition candidates and decide if a merger/acquisition is in our and our shareholders' best interests.

We may employ outside consultants until a merger/acquisition candidate has been targeted by us; however, we believe that it is impossible to precisely define the criteria that will be used to hire such consultants. While we may hire independent consultants, we have not considered any criteria regarding their experience, the services to be provided, or the term of service. We have not had any discussions with any consultants and there are no agreements or understandings with any consultants. Other than as disclosed herein, there are no other plans for accomplishing our business purposes.

Selection of Opportunities
--------------------------
The analysis of new business opportunities will be undertaken by or under the supervision of our sole executive officer and director. Inasmuch as we will have no funds currently available to us in our search for business opportunities and ventures, and that any funds which subsequently become available to us will likely be provided in the form of loans from our majority shareholder, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will however, investigate, to the extent believed reasonable by our sole executive officer, such potential business opportunities or ventures.

As part of our investigation, we plan to meet personally with management and key personnel of the firm sponsoring the business opportunity, and we may also visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable review, to the extent of our limited financial resources and management and technical expertise.

Prior to making a decision to participate in a business opportunity or venture, we will generally request that we be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or service marks or rights thereto; current and proposed forms of compensation to management; a description of transactions between the prospective entity and our affiliates during relevant periods; a description of current and required facilities; an analysis of risks and competitive conditions; and other information deemed by us to be relevant.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. Our majority shareholder anticipates funding our operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored. Note, however, that our majority shareholder is under no obligation to provide such funding.

We will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In our efforts, we will consider the following factors:

     (i) Potential for growth, as indicated by new technology, anticipated market expansion or new products;

     (ii) Competitive position as compared to other firms engaged in similar activities;

     (iii) Strength of management;

     (iv) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

     (v) Other relevant factors.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital and resources that may be available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. We do not plan to raise any capital at the present time, by private placements, public offerings, pursuant to Regulation S promulgated under the Act, or by any other means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of an acquisition or merger candidate.

Form of Acquisition
-------------------
The manner in which we participate in an opportunity will depend upon the nature of the opportunity, our needs and desires and the needs and desires of the promoters of the opportunity, and the relative negotiating strength of us and such promoters. The exact form or structure of our participation in a business opportunity or venture will be dependent upon the needs of the particular situation. Our participation may be structured as an asset purchase agreement, a lease, a license, a joint venture, a partnership, a merger, or acquisition of securities.

As set forth above, we may acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, may depend upon the issuance to the shareholders of the acquired company of at least eighty percent (80%) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain twenty percent (20%) or less of the total issued and outstanding common stock. This could result in substantial additional dilution to the equity of those who were our shareholders prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of changes that may occur in the tax laws. It is possible that no tax benefits will exist at all.

Our present management and shareholders will in all likelihood not have control of a majority of our voting shares following a reorganization transaction. In fact, it is most probable that the shareholders of the acquired entity will gain control of us. As part of any transaction, our then director may resign and new directors may be appointed without any vote by shareholders.

Pursuant to regulations promulgated under the Exchange Act, we will be required to obtain and file with the Commission audited financial statements of the acquisition candidate not later than 60 days from the date the Form 8-K is due at the Commission disclosing the acquisition/merger.

In addition, in April 2004 the Commission issued proposed rules that would impose additional requirements on "shell companies". If the Commission adopts rules relating to these matters, and if we determine that these rules apply to us, we may be required to obtain and file with the Commission audited financial statements of the acquisition candidate simultaneously with the filing of the Form 8-K disclosing the acquisition/merger.

Competition
-----------
We will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. Many established venture capital and financial firms have significantly greater financial and personnel resources and technical expertise than us. In view of our lack of financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. We will also be competing with a large number of small, widely held companies located throughout the United States, as well as other publicly held companies.

Employees
---------
Thomas F. Duszynski is our sole employee, director and officer. Mr. Duszynski is not obligated to contribute any specific number of hours per week and intends to devote only as much time as he deems necessary to our affairs. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination. We have no salaried employees and we anticipate that none of our officers, directors or principal shareholders will receive any compensation for any services they may provide us. Our management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

Item 2.  Description of Property
--------------------------------

Real Property
-------------
We are provided rent-free office space at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604 by Augustine Fund, L.P., one of our shareholders. We are not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

Other Property
--------------
We currently use office equipment provided by Augustine Fund, L.P., one of our shareholders. We do not own or lease any equipment or other material assets.

Item 3.  Legal Proceedings
--------------------------

The Commission has notified us that it is considering initiating administrative proceedings to have our common stock deregistered. We have submitted a written response to the Commission's notice and are engaged in discussions with the Commission regarding this notice. We cannot predict whether such administrative proceedings will go forward, and, if so, what the outcome of those proceedings will be.

In the ordinary course of our business, we may at times be subject to various legal proceedings. However, except as set forth above, we are not party to, and are not aware of, pending or threatened litigation that we currently anticipate would have a material adverse effect on our business or operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

In June, 2004, pursuant to a written consent in lieu of a special meeting, the holders of a majority of our common stock and all of our Series A preferred stock approved the rescission of the Merger and all agreements entered into in connection with the Merger.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

Common Stock Information
------------------------
As of May 20, 2005, we had approximately 275 record holders of our common stock and a total of 60,469,250 shares of our common stock were outstanding. Our common stock has previously been traded on the OTC Bulletin Board under the symbol "VCLL" and was delisted from the OTC Bulletin Board on August 11, 2003, and there is currently no public trading market for our common stock. On May 20, 2005, there was no bid price for our common stock and the last bid price for our common stock on the OTC Bulletin Board was $0.05 per share on August 11, 2003.

The following table sets forth, for the quarters indicated, the range of high and low bid prices of our common stock:

                                   Common Stock
                                   ------------
     By Quarter Ended:            High       Low
     ----------------             ----       ---
     Fiscal 2003
     September 30, 2003          $0.05     $0.005
     June 30, 2003               $0.01     $0.001
     March 31, 2003              $0.009    $0.001
     December 31, 2002           $0.03     $0.007

     Fiscal 2002
     September 30, 2002          $0.035    $0.015
     June 30, 2002               $0.045    $0.015
     March 31, 2002              $0.06     $0.025
     December 31, 2001           $0.10     $0.04

The above quotations were reported by the OTC Bulletin Board and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Recent Sales of Unregistered Securities
---------------------------------------
In connection with the Merger in August 2003, we issued 27,000,000 shares of Class A convertible preferred stock to the former members of Absolute Services, LLC, and we also issued 10,000,000 shares of common stock to certain other parties that provided services in connection with the Merger. The issuance of our preferred stock has been rescinded in connection with the Merger. In addition, 7,000,000 shares of common stock issued in connection with the Merger have been returned to us.

In May 2005, Augustine Fund, L.P., one of our shareholders, converted $189,877 in advances previously made to us into 47,469,250 shares of our common stock.

Redemption of Stock in Connection With Rescission
-------------------------------------------------
In connection with the June 2004 rescission of the Merger ab initio, we redeemed 27,000,000 shares of our Class A convertible preferred stock that were issued to the former members of Absolute Services, LLC. In consideration for such redemption, we transferred to these parties all of the issued and outstanding stock of Merger Sub. In addition, 7,000,000 shares of common stock issued in connection with the Merger have been returned to us.

Dividends
---------
We have not paid any dividends since our inception, and we do not foresee declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------
None.

Item 6. Management's Plan of Operation
--------------------------------------

Introduction
------------
Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. As a result of the Merger, we engaged in certain business operations as of September 30, 2003, the end of the fiscal year to which this report relates. Because the Merger Agreement has been rescinded and the Merger has been terminated ab initio, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this Annual Report on Form 10-KSB will treat us as a publicly held shell.

We are a company that is intended to serve as a vehicle for the acquisition of a target business which we believe has significant growth potential. We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Current Trends
--------------
As a result of the recent declines in the United States equity markets, many privately held companies have been shut off from the public marketplace. Additionally, as the economy has slowed, many companies are attempting to divest non-core assets and divisions. Due to these factors, we believe that there are substantial opportunities to effect attractive acquisitions and that, as a public entity, we are well positioned to identify target acquisitions and to effect a business combination to take advantage of these current trends.

Effecting a Business Combination
--------------------------------
General
A business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but that desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, a business combination may involve a company which may be financially unstable or in its early stages of development or growth.

We have not identified a target business or target industry
Our efforts in identifying a prospective target business will not be limited to a particular industry and we may ultimately acquire a business in any industry we deem appropriate. To date, we have not selected any target business on which to concentrate our search for a business combination. While we intend to focus on target businesses in the United States, we are not limited to those entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although our management will endeavor to evaluate the risks inherent in a particular industry or target business, there can be no assurance that we will properly ascertain or assess all significant risk factors.

Sources of target businesses
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our sole executive officer and his affiliates may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder's fee or other compensation. We do not currently intend to pay our existing officer or our shareholders or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination
Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, we will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, we will consider, among other factors, the following:

     o    financial condition and results of operation;
     o    growth potential;
     o experience and skill of management and availability of additional personnel;
     o    capital requirements;
     o    competitive position;
     o stage of development of the target business's products, processes or services;
     o degree of current or potential market acceptance of the target business's products, processes or services;
     o proprietary features and degree of intellectual property or other protection of the target business's products, processes or services;
     o    regulatory environment of the industry; and
     o    costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we plan to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies' shareholders. There can be no assurances, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target business
We anticipate that the initial target business that we acquire will have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we may obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our shareholders, although copies will be provided to shareholders who request it.

Rights of dissenting shareholders
A business combination may require the approval of the holders of the outstanding shares of both participating companies. Shareholders who vote against a business combination in certain instances may be entitled to dissent and to obtain payment for their shares. The requirement of approval of our shareholders in any business combination may be limited to those transactions identified as a merger or a consolidation. We may enter into a business combination that would not require the approval of our shareholders, in which case our shareholders may not be entitled to dissent and obtain payment for their shares. Accordingly, unless the acquisition requires shareholder approval, we will not provide shareholders with a disclosure document containing audited or unaudited financial statements prior to such acquisition.

Prior to any business combination for which shareholder approval is required, we intend to provide our shareholders disclosure documentation concerning the business opportunity or target company and its business. Such disclosure will in all likelihood be in the form of a proxy statement which will be distributed to shareholders at least 20 days prior to any shareholder's meeting.

Competition
-----------
In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, if we need to seek shareholder approval of a business combination, that may delay the completion of a transaction.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

Significant Transactions
------------------------
In June 2004, we and the former members of Absolute Industries, LLC agreed to rescind the Merger Agreement and terminate the Merger ab initio, for each party to return the other party the consideration received in connection with the Merger, and to release each other from all claims relating to the Merger Agreement and the Merger. In connection with this transaction, all of the issued and outstanding stock of the Merger Sub was transferred to the former members of Absolute Industries, LLC.

Employees
---------
Thomas F. Duszynski is our sole employee, director and officer. Mr. Duszynski is not obligated to contribute any specific number of hours per week and intends to devote only as much time as he deems necessary to our affairs. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination. We have no salaried employees and we anticipate that none of our officers, directors or principal shareholders will receive any compensation for any assistance they may provide us. Our management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

Our Office
----------
Our office is located at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604, and the telephone number is (312) 427-5457. Our office is located in the office of Augustine Fund, L.P.; Thomas Duszynski, our sole employee, director and officer, is a principal of Augustine Fund, L.P. We anticipates that our office will remain at the offices of Augustine Fund, L.P. until an acquisition has been concluded. All corporate records will be maintained at this office, and it is anticipated that all shareholders' meetings will take place in Chicago, Illinois. In the event that a merger or acquisition takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604, or that shareholders' meetings will be held in Chicago, Illinois. We are not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies. There are no written documents memorializing the foregoing. We consider our current office space adequate for our current operations.

There are no agreements or understandings with respect to our offices subsequent to the completion of an acquisition. Upon a merger or acquisition, we will likely relocate our office to that of the acquisition candidate.

Reports to Security Holders
---------------------------
We are subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials we file with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information of the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

We will not acquire a target business if audited financial statements cannot be obtained for the target business. Additionally, our management will provide shareholders with audited financial statements, prepared in accordance with generally accepted accounting principles, of the prospective target business as part of the proxy solicitation materials sent to shareholders to assist them in assessing the target business. Our management believes that the requirement of having available audited financial statements for the target business will not materially limit the pool of potential target businesses available for acquisition.

Liquidity and Capital Resources
-------------------------------
We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of March 31, 2005, we have accounts payable of $115,269, and a payroll tax obligation of $273,812. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

Critical Accounting Policies
----------------------------
Management's Plan of Operation discusses our audited consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these audited consolidated financial statements requires us to make estimates and assumptions that affect the assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies require significant judgments, estimates and assumptions used in the preparation of the audited consolidated financial statements.

Basic loss per common share (EPS) is computed by dividing loss available to our common stockholders by the weighted average number of shares of common stock outstanding for the year. Diluted EPS reflect the potential dilution from the exercise or conversion of securities into common stock. Diluted EPS is not presented because it is anti-dilutive.

We issue stock in lieu of cash for certain transactions. The fair value of our common stock, which is based on comparable cash purchases or the value of services, whichever is more readily determinable, is used to value the transaction.

We record the receipt of payment for common stock that has not been issued to the stockholder as a common stock payable in the financial statements.

We follow Financial Accounting Standards Board Statement No. 121 (FASB No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FASB No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review of recoverability, we estimate the future cash flows that are expected to result from the use of the assets and their eventual disposition. Because events and circumstances frequently do not occur as expected, there will usually be differences between the estimated and actual future cash flows, and these differences may be material.

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

Material Off-Balance Sheet Arrangements
---------------------------------------
We have no material off-balance sheet arrangements.

Risk Factors
------------
Our limited operating history makes it difficult to judge our prospects.
We have no significant operating history upon which an evaluation of our current business and prospects can be based. Since we do not have a relevant operating history, there is no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have not conducted any discussions and we have no plans, arrangements or understandings, with any prospective acquisition candidates. We do not plan to generate any revenues until, at the earliest, after the consummation of a business combination.

Since we have not currently selected a particular industry or any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.
We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business that we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, there can be no assurances that we will properly ascertain or assess all of the significant risk factors.

We may issue shares of our common stock and/or preferred stock to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.
Our certificate of incorporation authorizes the issuance of up to 150,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share. As of May 20, 2005, 60,469,250 shares of our common stock are outstanding. Although we have no commitments as of the date hereof to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any shares of our preferred stock may:

     o    significantly reduce the equity interest of our shareholders;
     o likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officer and director; and
     o    adversely affect the prevailing market price for our common stock.

It is likely that our current officer and director will resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.
Our ability to successfully effect a business combination will be totally dependent upon the efforts of Thomas Duszynski, our sole officer and director. The future role of Mr. Duszynski in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, there can be no assurance that our assessment of management will prove to be correct. In particular, there can be no assurance that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of Mr. Duszynski, if any, in the target business cannot presently be stated with any certainty. While it is possible that Mr. Duszynski will remain associated in some capacity with us following a business combination, it is unlikely that he will devote his full efforts to our affairs subsequent to a business combination. Moreover, there can be no assurance that Mr. Duszynski will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. There can be no assurance that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

We have significant liabilities.
As of March 31, 2005, we have accounts payable of $115,269, and a payroll tax obligation of $273,812. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us. If we are unable to obtain the funds to repay these amounts, that would materially adversely affect our business operations and prospects.

Our officer and director may allocate his time to other businesses.
Mr. Duszynski is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between our operations and other businesses. Mr. Duszynski is now, and may in the future become, affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Mr. Duszynski may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which he may be affiliated. Accordingly, he may consider competing interests in determining to which entity a particular business opportunity should be presented. There can be no assurance that these issues will be resolved in our favor.

The Commission may deregister our common stock.
The Commission has notified us that it is considering initiating administrative proceedings to have our common stock deregistered. We have submitted a written response to the Commission's notice and are engaged in discussions with the Commission regarding this notice. We cannot predict whether such administrative proceedings will go forward, and, if so, what the outcome of those proceedings will be. There can be no assurance that we will be able to avoid deregistration of our stock. If our stock is deregistered, our shareholders may find it more difficult to sell our securities, which would materially adversely affect our business operations and prospects.

The Commission may adopt rules that impose additional requirements on "shell companies".
In April 2004 the Commission issued proposed rules that would impose additional requirements on "shell companies". If the Commission adopts rules relating to these matters, and if we determine that these rules apply to us, we may be required to obtain and file with the Commission audited financial statements of the acquisition candidate simultaneously with the filing of the Form 8-K disclosing the acquisition/merger and we may be subject to additional requirements that may limit our ability to effect a business combination or increase the cost of a business combination.

If our common stock becomes subject to the Commission's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.
If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to certain rules under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors:

     o must make a special written suitability determination for the purchaser;
     o receive the purchaser's written agreement to a transaction prior to sale;
     o provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and
     o obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our common stock may be depressed, and our shareholders may find it more difficult to sell our securities.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services. It is probable that we will have the ability to complete only a single business combination. Accordingly, the prospects for our success may be:

     o    solely dependent upon the performance of a single business, or
     o dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with growth potential.
We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. There can be no assurance that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

We may be unable to obtain financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.
Inasmuch as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction, and we may be required to seek financing. There can be no assurance that such financing would be available on acceptable terms, if at all. To the extent that financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require financing to fund the operations or growth of the target business. The failure to secure financing could have a material adverse effect on the continued development or growth of the target business. Neither our executive officer and director nor our shareholders are required to provide any financing to us in connection with or after a business combination.

We intend to have our securities quoted on the OTC Bulletin Board, which will limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.
Management anticipates that our common stock will be traded in the over-the-counter market following a business combination. It is anticipated that our common stock will be quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board will limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. There can be no assurance that we will be able to have our securities traded in any public market, including the OTC Bulletin Board.

We are significantly influenced by our sole officer and director and entities affiliated with him.
Our sole executive officer and director is affiliated with our majority shareholders, and these shareholders own in the aggregate approximately 90.9% of our issued and outstanding shares of common stock. These shareholders, if acting together, will be able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

Item 7. Financial Statements
----------------------------


                                                                        Page
                                                                       ------
         Report of Independent Registered Accounting Firm...........     F-1

         Balance Sheet -
           September 30, 2003.......................................     F-2

         Statements of Operations -
           The year ending
           September 30, 2003 and 2002..............................     F-3

         Statements of Changes in Stockholders' Deficit
           The year ending September 30, 2003.......................     F-4

         Statements of Cash Flows -
           The year ending
           September 30, 2003 and 2002..............................  F-5 - F-6

         Notes to Financial Statements..............................  F-7 - F-12

Report of Independent Registered Public Accounting Firm



Board of Directors
Absolute Waste Services, Inc.
(f/k/a Thermacell Technologies, Inc.)
Chicago, Illinois


We have audited the accompanying balance sheet of Absolute Waste Services, Inc. (f/k/a Thermacell Technologies, Inc.) as of September 30, 2003 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended September 30, 2003 and 2002. These financial statements are the responsibility of the management of Absolute Waste Services, Inc. (f/k/a Thermacell Technologies, Inc.) Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Absolute Waste Services, Inc. (f/k/a Thermacell Technologies, Inc.) as of September 30, 2003 and 2002 and the results of its operations and its cash flows for the year ended September 30, 2003 and 2002 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $199,530 during the year ended September 30, 2003 and has an accumulated deficit of $17,184,933 from inception to September 30, 2003. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/  Pender Newkirk & Company
----------------------------------
     Pender Newkirk & Company
     Certified Public Accountants


Tampa, Florida
May 20, 2005



                           Absolute Waste Services, Inc.
                       (f/k/a Thermacell Technologies, Inc.)
                                   Balance Sheet
                                September 30, 2003



Assets
Current assets:
   Cash                                                              $        131
                                                                     ------------
                                                                              131
                                                                     ============


Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts Payable                                                  $    150,924
   Accrued payroll taxes                                                  195,812
                                                                     ------------
Total current liabilities                                                 346,736
                                                                     ------------

Long Term Liabilities                                                     117,061


Stockholders' deficit:
    Common stock; $.0001 par value; 150,000,000 shares authorized;
     13,000,000 shares issued and shares outstanding                        1,300
    Preferred stock; $.001 par value; 50,000,000 shares authorized;
     no shares outstanding
   Additional paid-in capital                                          16,179.984
   Common stock payable                                                   539,983
   Accumulated deficit                                                (17,184,933)
                                                                     ------------
Total stockholders' deficit                                              (463,666)
                                                                     ------------

                                                                     $        131
                                                                     ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                        F-2



                             Absolute Waste Services, Inc.
                         (f/k/a Thermacell Technologies, Inc.)
                               Statements of Operations



                                                           Year Ended September 30,
                                                         ----------------------------
                                                             2003            2002
                                                         ------------    ------------
Sales                                                    $       --      $     14,041
                                                         ------------    ------------

Cost of sales                                                    --             6,151
                                                         ------------    ------------

Gross profit                                                     --             7,890
                                                         ------------    ------------

Selling, general and administrative
expenses                                                      199,530       1,233,624
                                                         ------------    ------------

Loss from operations                                         (199,530)     (1,225,734)
                                                         ------------    ------------

Other expense:
      Other expense                                              --           (34,183)
                                                         ------------    ------------
                                                                 --           (34,183)

Loss from continuing operations                          $   (199,530)   $ (1,259,917)
                                                         ------------    ------------



Loss before extraordinary item                           $   (199,530)   $ (1,259,917)
                                                         ------------    ------------

Extraordinary item:
      Gain on bankruptcy reorganization                          --           569,784
                                                         ------------    ------------

Net loss                                                 $   (199,530)   $   (690,133)
                                                         ============    ============

Earnings (loss) per share:
      Basic loss per share from continuing operations           (0.02)          (1.26)
      Basic earnings per share from extraordinary item           0.00            0.57
                                                         ------------    ------------

Net loss per share                                       $      (0.16)   $      (0.69)
                                                         ============    ============

Weighted average number of
      common shares outstanding                             1,249,315         988,519
                                                         ============    ============


                        The accompanying notes are an integral
                          part of the financial statements.

                                          F-3



                             Absolute Waste Services, Inc.
                         (f/k/a Thermacell Technologies, Inc.)
              Consolidated Statements of Changes in Stockholders' Deficit


                    For the Year ending September 30, 2002 and 2003


                                   Common Stock
                          ----------------------------    Additional         Common
                           Number of                        Paid-in           Stock
                             Shares          Amount         Capital          Payable
                          ------------    ------------    ------------    ------------
Balance,
 September 30, 2001          5,847,109    $        585    $ 11,712,394    $  1,079,961

Issuance of common
 stock payable               6,883,595             688         866,646        (867,334)

Amortization of prepaid
 stock incentive                  --              --              --              --

Retirement of
 Treasury Stock                (40,000)             (4)        (54,996)           --

Adjustment of shares
 pursuant to the
 bankruptcy
 reorganization            (11,690,704)         (1,169)          1,169            --

Stock issued
 in sale of
 discontinued operation           --              --              --           539,983

Stock issued
 in satisfaction of
 liabilities                      --              --              --         3,413,344

Net loss for the year             --              --              --              --
                          ------------    ------------    ------------    ------------
Balance,
 September 30, 2002          1,000,000    $        100    $ 12,525,213    $  4,165,954

Stock issued per
Bankruptcy plan              9,000,000             900       3,625,071      (3,625,971)

Stock issued in merger
and not retrieved            3,000,000             300          29,700            --

Net loss for the year             --              --              --              --
                          ------------    ------------    ------------    ------------
Balance,
  September 30, 2003        13,000,000    $      1,300    $ 16,179,984         539,983
                          ============    ============    ============    ============

                                           F-4



                              Absolute Waste Services, Inc.
                          (f/k/a Thermacell Technologies, Inc.)
               Consolidated Statements of Changes in Stockholders' Deficit
                                      (Continued)

                     For the Year ending September 30, 2002 and 2003



                             Common
                             Stock         Accumulated      Treasury
                           Receivable        Deficit          Stock           Total
                          ------------    ------------    ------------    ------------
Balance,
 September 30, 2001       $    (21,250)   $(16,295,270)   $    (55,000)   $ (3,578,580)

Issuance of common
 stock payable                    --              --              --              --

Amortization of prepaid
 stock incentive                21,250            --              --            21,250

Retirement of
 Treasury Stock                   --              --            55,000            --

Adjustment of shares
 pursuant to the
 bankruptcy
 reorganization                   --              --              --              --

Stock issued
 in sale of
 discontinued operation           --              --              --           539,983

Stock issued
 in satisfaction of
 liabilities                      --              --              --         3,413,344

Net loss for the year             --          (690,133)           --          (690,133)
                          ------------    ------------    ------------    ------------
Balance,
 September 30, 2002       $       --      $(16,985,403)   $       --      $   (294,136)

Stock issued per
Bankruptcy plan                   --              --              --              --

Stock issued in merger
and not retrieved                 --              --              --            30,000

Net loss for the year             --          (199,530)           --          (199,530)
                          ------------    ------------    ------------    ------------
Balance,
  September 30, 2003              --      $(17,184,933)           --      $   (463,666)
                          ============    ============    ============    ============


        The accompanying notes are an integral part of the financial statements.

                                       F-4(Con't)

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)
                            Statements of Cash Flows



                                                        Year Ended September 30,
                                                         ----------------------
                                                           2003         2002
                                                         ---------    ---------


Operating activities
      Net loss                                           $(199,530)   $(690,133)
                                                         ---------    ---------

      Adjustments to reconcile net loss
      to net cash used by operating activities:
          Amortization of discount on notes payable           --         54,352
          Services paid for with stock                      30,000         --
          Gain on bankruptcy reorganization                   --       (569,784)
          Amortization of prepaid stock incentive             --         21,250
          Decrease in:
           Accounts receivable and notes receivable           --           --
           Officer advance                                    --           --
           Prepaid and other assets                           --         51,191
          Increase (decrease) in:
           Accounts payable                                 55,901       90,602
           Accrued expenses                                  4,861      480,473
                                                         ---------    ---------
       Total adjustments                                    90,762      127,084
                                                         ---------    ---------

                                                         ---------    ---------
       Net cash used by operating activities              (108,768)    (563,049)
                                                         ---------    ---------

Financing activities
      Bank overdraft                                        (8,162)       8,162
      Proceeds from issuance of notes payable                 --        548,790
      Proceeds from shareholder advance                    117,061         --
                                                         ---------    ---------
      Net cash provided by financing activities            108,899      556,952
                                                         ---------    ---------

      Net increase (decrease) in cash                          131       (6,097)

      Cash at beginning of period                             --          6,097
                                                         ---------    ---------

      Cash at end of period                              $     131    $    --
                                                         =========    =========

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)
                            Statements of Cash Flows


Continued

Supplemental disclosure of cash flow information:

        During the year ended September 30, 2002, the Company issued 6,883,595 shares of common stock recorded as a common stock payable in the amount of $867,334 recorded during the year ended September 30, 2002.

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

        During the year ended September 30, 2002, the Company pursuant to its plan of reorganization, recorded an additional $3,413,344 common stock payable for 9,000,000 shares of common stock that had not been issued as of September 30, 2002.

        During the year ended September 30, 2002, the Company sold Atlas Chemical Co. for the payment of 50,000 shares of the Company's common stock that had not been issued as of September 30, 2002. The Atlas sale was recorded as a common stock payable in the amount of $539,983 at September 30, 2002.

        During the year ended September 30, 2003, the company issued 9,000,000 shares of common stock as outlined in the plan of reorganization.

        During the year ended September 30, 2003, the company issued 27,000,000 shares of preferred stock and 10,000,000 shares of common stock in association with a merger. This merger was rescsinded ab initio and the preferred stock and 7,000,000 shares of the common stock have been returned.

    The accompanying notes are an integral part of the financial statements.

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)

                          Notes to Financial Statements

                     Years Ended September 30, 2003 and 2002


1.   Background Information

Absolute Waste Services, Inc. (f/k/a Thermacell Technologies, Inc.) (the "Company" or "Absolute") is a Florida corporation that was incorporated on August 12, 1993. On July 31, 2003 the Company changed its name to Absolute Waste Services, Inc. pending a merger described in Note 7.

The Company has operated as a debtor-in-possession under Chapter 11 of the United States Code (the "Bankruptcy Code") from November 2001 through August 2002. Absolute's Plan of Reorganization filed with the U.S. Bankruptcy Court was approved effective August 30, 2002 (See Note 2). The Company has no current operations.

2.   Financial Restructuring, Bankruptcy Plan, and Going Concern Considerations

In November 2001, the Company filed a voluntary petition for reorganizationunder Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. On August 30, 2002, the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 01-20854-8G1 issued an order confirming Absolute's Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated as of February 25, 2002 (the "Plan of Reorganization").

The key elements of the Plan of Reorganization were as follows:

     The Plan of Reorganization provided for the issuance or reservation for future issuance of ten million (10,000,000) new shares of Absolute common stock in the aggregate. Previously issued shares of Absolute common stock were cancelled and replaced by the new shares authorized under the Plan of Reorganization.

     Pac Funding, LLC, a Florida limited liability company ("Pac"), whose members are Augustine Capital Funding, L.P. and Private Capital Group were issued 5,000,000 new common shares pursuant to the Plan of Reorganization. Pac was the debtor-in-possession funding source and supplied funds necessary to operate the business while it was a debtor-in-possession and avoid liquidation.

     General unsecured creditors and unsecured claims pursuant to the Plan of Reorganization were entitled to 4,000,000 new Absolute common shares.

     The existing shareholders of Absolute were entitled to 1,000,000 new Absolute common shares pursuant to the Plan of Reorganization. As of August 30, 2002, there were approximately 13,000,000 shares of Absolute common stock outstanding. Thus, pursuant to the Plan of Reorganization and action by the board of directors, existing Absolute common stockholders were entitled to one (1) new Absolute common share for every 13.034 Absolute common shares previously held, subject to adjustment for the actual number of shares outstanding as of August 30, 2002, pursuant to records maintained by the transfer agent and Absolute.

     All debts, claims or demands that arose before the date of the Plan of Reorganization's confirmation, were discharged, except for priority tax claims and certain administrative claims. Priority tax claims were to be paid over a six (6) year period from the date of assessment. The IRS made a claim for approximately $195,000. In addition, Absolute was obligated for administrative claims payable to the government, lawyers and accountants, estimated at over $100,000.

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)

                          Notes to Financial Statements

                     Years Ended September 30, 2003 and 2002


The reorganization resulted in an extraordinary gain of $569,784 from the discharge of certain liabilities, based on the original cost, which gain was recognized during the year ended September 30, 2002.

In August 2003, the board of directors amended the articles of incorporation to increase the authorized shares of voting common stock to 150,000,000 at $0.0001 par value and to authorize 50,000,000 shares of preferred stock at $0.001 par value, with rights and terms to be determined by the board from time to time.

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $17,184,933 and negative working capital of $346,736 as of September 30, 2003, and total liabilities exceeding total assets by $463,666 as of September 30, 2003. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.


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

     The Company has issued and may issue stock in lieu of cash for certain transactions. The fair value of the stock, which is based on comparable cash purchases or the value of services, whichever is more readily determinable, is used to value the transaction.

     The Company records the receipt of payment for common stock that has not been issued to the stockholder as a common stock payable in the financial statements.

     The Company follows Financial Accounting Standards Board Statement No. 121 (FASB No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FASB No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review of recoverability, the Company estimates the future cash flows that are expected to result from the use of the assets and their eventual disposition. Because events and circumstances frequently do not occur as expected, there will usually be differences between the estimated and actual future cash flows, and these differences may be material.

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

     Certain minor reclassifications have been made to the 2002 financial statements to conform to the classifications used in 2003.

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)

                          Notes to Financial Statements

                     Years Ended September 30, 2003 and 2002


4.   Recently Issued Accounting Pronouncements:

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have an impact on the Company's financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. These include, but are not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. The adoption of SFAS No. 146 did not have an impact on the Company's financial position or results of operations.

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

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the "Interpretation"). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company's fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the Company's first quarter of fiscal 2004. The Company has substantially completed the process of evaluating this interpretation and believes its adoption will not have a material impact on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. The Company has not entered into or modified any financial instuments subsequent to May 31, 2003 affected by this statement. The adoption of SFAS No. 148 will not have an impact on the Company's financial position or results of operations.

     In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for the fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)

                          Notes to Financial Statements

                     Years Ended September 30, 2003 and 2002


     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supercedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expenses for the fair value of any unvested stock option awards outstanding at the date of adoption. We are evaluating these new rules, but expect no material impact upon adoption relating to outstanding options since a majority of the awards under the existing incentive stock option plan will be fully vested prior to the effective date of the revised rules.

5.   Related Party Transactions

     The Company had a consulting agreement with a stockholder that expired on March 1, 2002. Monthly payments under the agreement were $10,000. Consulting expense under this agreement was $0 and $60,000 during the years ended September 30, 2003 and 2002, respectively.

     The Company had a consulting agreement with a company owned by its former Chairman of the Board of Directors. This agreement expired on March 1, 2002 and required a monthly payment of $10,000. Consulting expense under this agreement was $0 and $60,000 during the years ended September 30, 2003 and 2002, respectively.

     In July 2000, the Company entered into a three year employment agreement with its former President. Under this agreement, the Company's former President was entitled to an annual base salary of $130,000 during the term of the agreement. During the year ended September 30, 2002, this agreement was cancelled pursuant to the Plan of Reorganization.

     The following transactions were authorized in August 2002 and completed in August 2003.

          Pac Funding, LLC. whose members are Augustine Capital Fund, L.P., the Company's majority shareholder and Private Capital Group, Inc., a firm controlled by the wife of the former Chairman of the Company's Board of Directors were issued 5,000,000 new common shares pursuant to the Plan of Reorganization. Pac was the debtor-in-possession funding source and supplied funds necessary to operate the business while it was a debtor-in-possession and avoid liquidation.

          Pursuant to the Plan of Reorganization, Augustine Capital Fund, L.P. was issued 1,967,292 shares of the Company's common stock for claims for notes payable and accrued interest that amounted to $1,958,341.

          Pursuant to the Plan of Reorganization, Private Capital Group, Inc. was issued 217,293 shares of the Company's common stock for claims for accrued expenses that amounted to $40,000.

          Pursuant to the Plan of Reorganization, TA Holdings, LLC., a related firm, was issued 135,923 shares of the Company's common stock for claims for notes payable and accrued interest that amounted to $460,403.

          Pursuant to the Plan of Reorganization, PAMG, LLC, a shareholder of the Company was issued 232,904 shares of the Company's common stock for claims for common stock payables that amounted to $105,500.

     During the years ended September 30, 2003 and 2002, Augustine Fund, L.P. funded the operations of the company in the amount of $117,061 and $0 respectively. These loans are unsecured and noninterest bearing.

     Subsequent to the balance sheet date, Augustine Fund, L.P., the major shareholder and funding source for the company, converted its loan to the company to common stock. At the time of the conversion, May 2005, the loan amount was $1898,877. This loan was converted to 47,469,250 shares of common stock. This conversion was effected at a value of $0.004 per share. The agreement allows for further conversion of any additional funds advanced at the same rate on a quarterly basis. Due to the subsequent conversion to equity, the shareholder loan is shown as a long-term liability on hte balance sheet.

     The above transactions are not necessarily indicative of the transactions that would have been entered into had comparable transactions been entered into with independent parties.

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)

                          Notes to Financial Statements

                     Years Ended September 30, 2003 and 2002


6.   Merger and Rescission

     On July 2, 2003, Absolute, through a wholly owned subsidiary ("Merger Sub"), entered into an Agreement and Plan of Merger with Absolute Industries LLC ("Industries"), which was approved by the boards of directors of each entity. On August 23, 2003, Industries merged with and into Merger Sub, with Merger Sub being the surviving entity (the "Merger"). Prior to the Merger, the Company had 10,000,000 common shares outstanding that were approved for issuance under the Plan of Reorganization, which was confirmed by the United States Bankruptcy Court for the Middle District of Florida in August, 2002. In connection with the Merger, an additional 10,000,000 shares of new restricted stock were issued. In accordance with the Merger Agreement, 100% of the equity interests of Industries were exchanged for 27,000,000 of the Company's Class A Convertible Preferred Stock. Each share of Class A Convertible Preferred Stock is convertible into one share of common stock and is entitled to three votes.

     In June 2004, the Board of Directors of the Company and the majority of the Company's Shareholders, by written Consent, determined that as a result of breaches of the Merger Agreement, it was equitable and appropriate to rescind the Merger Agreement and terminate the Merger ab initio. The Company and certain of its shareholders entered into a Mutual Termination Agreement (the "Settlement Agreement") rescinding the Merger. Under the terms of the Settlement Agreement, all related documents and agreements were cancelled and rescinded and rendered null and void for all purposes. The former Industries members agreed to surrender all shares of stock of Absolute owned by them for cancellation. The Company agreed to distribute and assign to Industries members or their designees all shares of Merger Sub and all preferred shares and 7 million shares of common stock issued in connection with the Merger have been returned to the Company.

7.   Income Taxes

     The Company has net operating loss carryforwards of approximately $16,500,000, at September 30, 2003. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the company's common stock which took place in 2001. Under federal tax law, this change in ownership of the Company will significantly restrict future utilization of the net operating loss carryforwards. Other than the net operating losses which have been limited because of the change in ownership as described above, any other net operating losses will expire in 2009 through 2022.

     A valuation allowance is required by FASB Statement No. 109 if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for September 30, 2003 and 2002 were necessary. Significant components of the Company's net deferred tax assets are as follows:

                                                  2003               2002
                                            ---------------------------------
        Tax benefit of net operating loss  $   6,517,500      $    6,427,000
        Less valuation allowance               6,517,500           6,427,000
                                            ---------------------------------
                                           $           0      $            0
                                            =================================

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)

                          Notes to Financial Statements

                     Years Ended September 30, 2003 and 2002


     The Company's deferred income tax provisions include the following components:

                                                  2003               2002
                                              ---------------------------------
        Future net operating loss deductions  $     79,000      $      273,000
        Change in allowance valuation for tax
           benefit of net operating loss           (79,000)           (273,000)
                                              ---------------------------------
                                              $           0     $            0
                                               =================================

     A reconciliation of the income tax benefit computed at the federal statutory rate and the Company's effective rate are as follows:

                                         2003                   2002
                                   --------------------    --------------------

 Federal statutory RATE            $     68,000    34%     $   235,000      34%
 Adjustments, primarily state
    income TAXES                         11,000     5.5          38,000      5.5
 Change in allowance valuation for
    tax benefit of net
    operating loss                      (79,000)  (39.5)      (273,000)   (39.5)
                                   --------------------    --------------------
                                   $          0     0 %    $         0      0 %
                                   ====================    ====================


     The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of expenses deducted for financial reporting purposes that are not deductible for tax purposes and the effects of using the surtax exemption.

8.   Stockholders' Equity

     During March 2001, $566,667 of the Company's redeemable convertible promissory notes, $100,464 of accrued interest and $200,203 in penalties, were converted into 6,883,595 shares of common stock which represents more than 50% voting control of the outstanding common stock of the Company. These shares were issued during the fiscal year ended September 30, 2002.

     Atlas was sold pursuant to a Stock Purchase Agreement to Great Lakes Oil and Gas, Inc. on September 30, 2002. The Company agreed to issue 50,000 of its common stock as consideration for the sale.

     The Company's Series A Preferred stock and Series B Preferred stock was cancelled pursuant to the Plan of Reorganization. There were no shares of either class issued or outstanding on the date of the confirmation of the Plan. In addition, the Company's 40,000 shares of treasury stock were retired pursuant to the Plan of Reorganization.

9.  Payroll Taxes

As of September 30, 2003 the Company is delinquent in prior period payroll taxes, penalties and interest in the amount of $195,812. The Company currently does not have an agreement with the Internal Revenue Service for payment of this liability.

Item 8. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

None.

Item 8A. Controls and Procedures
--------------------------------

(a)   Evaluation of Disclosure Controls and Procedures.
-------------------------------------------------------
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were not effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission, which has contributed to significant delays in filing our periodic reports.

Based on this evaluation, our principal executive officer and principal financial officer will accelerate plans to implement additional financial reporting controls and procedures to ensure that information in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Furthermore, when and if we acquire an operating business, management will implement operating controls and procedures to ensure timely disclosure.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple errors or mistakes, and that controls can be circumvented by the acts of individuals or groups. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b)   Changes in Internal Controls.
-----------------------------------
There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.  Other Information.
----------------------------
None.

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

The following table sets forth certain information regarding our sole director and executive officer as of May 20, 2005.

-------------------     --------    ------------------------------------
Name                       Age      Position
-------------------     --------    ------------------------------------
Thomas F. Duszynski        50       Chief Executive Officer,
                                    Chief Financial Officer and Director

Thomas F. Duszynski has been a director of our company since August 2003, and our Chief Executive Officer and Chief Financial Officer since June 2004. Mr. Duszynski was an officer and director of Absolute Waste Services, Inc. since the merger with Absolute Industries, LLC. Mr. Duszynski has been a Principal of Augustine Fund, L.P., a private equity investment firm and a major shareholder, since 1997. Mr. Duszynski is also an executive officer and director of Berkshire Asset Management, Inc., a public company.

Resignations of Directors and Officers
--------------------------------------
In connection with the rescission of the Merger in June 2004, James Wright, William Davis and Donald Woods resigned as officers and directors of our company.

Audit Committee
---------------
We do not have an Audit Committee, because we have only one director. Our Board of Directors has determined that we do not have an "audit committee financial expert", and we do not have sufficient resources to engage such a person to be a member of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of any class of our equity securities to file initial reports of ownership and reports of changes in ownership with the Commission. Executive officers, directors and beneficial owners of more than 10% of any class of our equity securities are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d), and certain written representations from our sole executive officer and director, we are aware of the following required reports that have not been timely filed:

     o a Form 4 by Augustine Fund, L.P., Augustine Capital Management, LLC, Thomas Duszynski, John Porter and Brian Porter to cover the issuance to PAC Funding, LLC of 5,000,000 shares of our common stock and to Augustine Fund, L.P. of 2,507,188 shares of our common stock in connection with the Plan;

     o a Form 4 by Mr. Duszynski to cover the issuance to Mr. Duszynski of 1,000,000 shares of our common stock in connection with the Merger; and

     o a Form 4 by Mr. Duszynski to cover the return by Mr. Duszynski of 1,000,000 shares of our common stock in connection with the rescission of the Merger.


Other than this, we are unaware of any other required reports that were not timely filed. Since conducting the review, we have developed new procedures to ensure improved compliance on an on-going basis, including compliance with the requirements of the Sarbanes-Oxley Act.

Code of Ethics
--------------
We have adopted a code of ethics that applies to our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer. Our form code of ethics is attached hereto as Exhibit 14.



Item 10.  Executive Compensation
--------------------------------

Our executive officer and director did not receive any compensation during the years ended September 30, 2004 or 2003 and does not currently receive any compensation.

Option Grants and Exercises
---------------------------
There were no executive officers' unexercised options at September 30, 2004. No shares of common stock were acquired upon exercise of options during the fiscal year ended September 30, 2004.

Employment Contracts.
---------------------
Our executive officer does not have an employment contract or similar arrangement with us.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The following table sets forth ownership information as of May 20, 2005 with respect to (i) our sole director and executive officer and (ii) each person known by us to be a beneficial owner of more than 5% of our outstanding voting securities. Each share of common stock is entitled to one vote. The address of each of the individuals or entities listed below is c/o us at 141 West Jackson
Boulevard, Suite 2182, Chicago, Illinois 60604.

       ------------------------------------ ----------------------------- -------------------------------
                                                Amount and nature of        Percentage of outstanding
       Name                                   beneficial ownership (1)        voting securities (2)
       ------------------------------------ ----------------------------- -------------------------------
       Thomas F. Duszynski ................         54,976,438                        90.9%
       Augustine Fund, L.P. (3)............         49,976,438                        82.6%
       PAC Funding LLC (4).................          5,000,000                         8.3%
       All executive officers and directors
       as a group (one person).............         54,976,438                        90.9%
       ------------------------------------ ----------------------------- -------------------------------

(1) Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act, and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by him.
(2) Applicable percentage of ownership as of May 20, 2005 is based on 60,469,250 shares of common stock outstanding.
(3)  Thomas F. Duszynski is a principal of Augustine Fund, L.P.
(4) Thomas F. Duszynski is a principal of Augustine Fund, L.P., which is a manager of PAC Funding LLC.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------
We do not have any securities authorized for issuance under equity compensation plans.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

In connection with the Merger, in August 2003 we issued 1,000,000 shares of our common stock to Thomas Duszynski, our sole officer and director and an affiliate of Augustine Fund, L.P. and PAC Funding LLC, two of our shareholders, and we also issued 4,000,000 shares of our common stock to Private Capital Group, Inc., an affiliate of Mr. Duszynski, Augustine Fund, L.P. and PAC Funding LLC.

In June 2004, we entered into an agreement with the former holders of membership interests of Absolute Industries, LLC, pursuant to which the Merger was rescinded ab initio. In connection with the rescission of the Merger, James
Wright, William Davis and Donald Woods, who were then directors and officers of

                                       17

our company, agreed to return to us all of the shares of our Series A convertible preferred stock issued to them in the Merger, in consideration for the receipt of the stock of Merger Sub. In addition, Mr. Duszynski returned to us the 1,000,000 shares of our common stock issued to him in connection with the Merger, and Private Capital Group, Inc. returned to us the 4,000,000 shares of our common stock issued to that entity in connection with the Merger.

In May 2005, we entered into a Conversion Agreement with Augustine Fund, L.P., one of our shareholders. Pursuant to the Conversion Agreement, we issued to Augustine Fund, L.P. 47,469,250 shares of our common stock at a price of $0.004 per share, for the settlement of advances made to us by Augustine Fund, L.P. totaling $189,877 as of March 31, 2005. In addition, we agreed to issue to Augustine Fund, L.P. additional shares of common stock at a price of $0.004 per share in consideration for additional advances made to us, including advances to fund the preparation and filing of our securities filings with the Commission and related matters. The per share price of $0.004 was an agreed price between the parties.

Item 13. Exhibits
-----------------

The following are being filed as part of this Annual Report on Form 10-KSB:
1. Financial Statements
-----------------------
See the Index to Financial Statements which appears on Page F-1 hereof.

2. Financial Statement Schedules
--------------------------------
None.

3. Exhibits
-----------
Exhibit 2 - Plan of Reorganization dated February 25, 2002 (incorporated by reference to Exhibit 2 to Form 8-K filed September 16, 2002)

Exhibit 10.1 - Mutual Settlement Agreement dated June 3, 2004 by and among Absolute Waste Services, Inc., Absolute Waste Acquisitions, Inc., PAC Funding, LLC and the former holders of membership interests of Absolute Industries, LLC (incorporated by reference to Exhibit A to Schedule 14C filed July 14, 2004)

Exhibit 10.2 - Conversion Agreement dated May 19, 2005 by and between Absolute Waste Services, Inc. and Augustine Fund, L.P.

Exhibit 14 - Form of Code of Ethics

Exhibit 31.1 - Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services
-----------------------------------------------
Our independent registered public accounting firm is Pender Newkirk and Company.

Audit Fees
----------
Fees for audit services totaled $37,041 in 2003 and $35,407 in 2002, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-QSB, and services in connection with Commission filings.

Audit-Related Fees
------------------
Fees for audit related services were $0 for 2004 and 2003.

Tax Fees
--------
Fees for tax services, including tax compliance and tax advice, totaled $0 in 2004 and 2003.

All Other Fees
--------------
Fees for all other services not included above were $0 for 2004 and 2003.

Effective May 6, 2003, the Commission adopted rules that require that before Pender Newkirk and Company is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

     o    approved by our audit committee; or

     o entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee (or, in our case, the Board of Directors) requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee (or, in lieu thereof, the Board of Directors) must approve the permitted service before the independent auditor is engaged to perform it. Our sole director has approved the performance of services by the independent auditors. For 2004, the sole director approved 100% of the fees incurred.

Our sole director has considered the nature and amount of the fees billed by Pender Newkirk and Company, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Pender Newkirk and Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ABSOLUTE WASTE SERVICES, INC.
(Registrant)


By:  /s/  Thomas F. Duszynski                               Date:  May 27, 2005
------------------------------------
          Thomas F. Duszynski
          Chief Executive Officer,
          Chief Financial Officer and
          Director
          (Principal Executive Officer and
          Principal Financial and Accounting Officer)