Form 10QSB
period 2003-12-31
ABSOLUTE WASTE SERVICES INC
filed 2005-05-27
CIK 1002360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended December 31, 2003

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

                                      Index

                  Three Months Ended December 31, 2003 and 2002
                                   (Unaudited)

                                                                          Page
                                                                         ------
Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheet -
           December 31, 2003.............................................   2

         Statements of Operations -
           Three months ended
           December 31, 2003 and 2002....................................   3

         Statements of Changes in Stockholders' Deficit
           Three months ended December 31, 2003..........................   4

         Statements of Cash Flows -
           Three months ended
           December 31, 2003 and 2002....................................   5

         Notes to Financial Statements...................................   6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................   2

Item 3. Controls and Procedures..........................................   8

Part II - Other Information

Item 1. Legal Proceedings................................................  13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......  14

Item 3. Defaults Upon Senior Securities..................................  14

Item 4. Submission of Matters to a Vote of Security Holders..............  14

Item 5. Other Information................................................  14

Item 6. Exhibits and Reports on Form 8-K.................................  14

Signatures...............................................................  15



PART I

Item 1. Financial Statements
----------------------------


                           Absolute Waste Services, Inc.
                       (f/k/a Thermacell Technologies, Inc.)
                                   Balance Sheet
                                 December 31, 2003
                                    (Unaudited)



Assets
Cash                                                                 $        116
                                                                     ============

                                                                              116

Liabilities and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                 $    127,254
    Accrued payroll taxes                                                 208,312
                                                                     ------------
Total current liabilities                                                 335,566
                                                                     ------------

Long Term Liabilities                                                     142,061

Stockholders' deficit:
    Common stock; $.0001 par value; 150,000,000 shares authorized;
      13,000,000 shares issued and outstanding                              1,300
    Preferred stock; $.001 par value; 50,000,000 authorized
      No shares issued or outstanding
    Additional paid-in capital                                         16,179,984
    Common stock payable                                                  539,983
    Accumulated deficit                                               (17,198,778)
                                                                     ------------
Total stockholders' deficit                                              (477,511)
                                                                     ------------
                                                                     $        116
                                                                     ============


     The accompanying notes are an integral part of the financial statements.

                                         2

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)
                            Statements of Operations
                                   (Unaudited)



                                                 Three Months Ended December 31,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------      ------------

Sales                                            $       --        $       --
                                                 ------------      ------------

Cost of sales                                            --                --
                                                 ------------      ------------

Gross profit                                             --                --
                                                 ------------      ------------

Selling, general and administrative
expenses                                               13,845            67,843
                                                 ------------      ------------

Net loss from operations                              (13,845)          (67,843)
                                                 ============      ============


Net loss per share                               $      (0.00)     $      (0.07)
                                                 ============      ============

Weighted average number of
      common shares outstanding                    13,000,000         1,000,000
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



                                              Absolute Waste Services, Inc.
                                          (f/k/a Thermacell Technologies, Inc.)

                                     Statements of Changes in Stockholders' Deficit
                                                       (Unaudited)

                                          Three Months Ended December 31, 2003



                                     Common Stock
                              ---------------------------    Additional
                                Number of                      Paid-in     Common Stock   Accumulated
                                 Shares         Amount         Capital        Payable        Deficit         Total
                              ------------   ------------   ------------   ------------   ------------    ------------
Balance, September 30, 2003     13,000,000   $      1,300   $ 16,179,984   $    539,983   $(17,184,933)   $   (463,666)

Net loss for the period               --             --             --             --          (13,845)        (13,845)
                              ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2003      13,000,000   $      1,300   $ 16,179,984   $    539,983   $(17,198,778)   $   (477,511)
                              ============   ============   ============   ============   ============    ============


                        The accompanying notes are an integral part of the financial statements.

                                                             4



                                  Absolute Waste Services, Inc.
                              (f/k/a Thermacell Technologies, Inc.)
                                    Statements of Cash Flows
                                           (Unaudited)



                                                                           Three Months Ended
                                                                             December 31,
                                                                          --------------------
                                                                            2003        2002
                                                                          --------    --------
Operating act
        Net loss                                                          $(13,845)   $(67,843)
                                                                          --------    --------

        Adjustments to reconcile net loss to net cash used by operating activities:
              Increase (decrease) in:
                Accounts payable                                           (23,670)     14,529
                Accrued payroll expenses                                    12,500       4,861
                                                                          --------    --------
          Total adjustments                                                (11,170)     19,390
                                                                          --------    --------

                                                                          --------    --------
          Net cash used by operating activities                            (25,015)    (48,453)
                                                                          --------    --------

Financing activities
        Bank overdraft                                                        --         8,014
        Proceeds from shareholder advance                                   25,000      56,467
                                                                          --------    --------
        Net cash provided by financing activities                           25,000      48,453
                                                                          --------    --------

        Net decrease in cash                                                   (15)       --

        Cash at beginning of period                                            131        --
                                                                          --------    --------

        Cash at end of period                                             $    116    $   --
                                                                          ========    ========


            The accompanying notes are an integral part of the financial statements.

                                                5

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)
                          Notes to Financial Statements
                      Three Months Ended December 31, 2003
                                   (Unaudited)


1.   Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended December 31, 2003 and 2002, (b) the financial position at December 31, 2003, and (c) cash flows for the three months ended December 31, 2003 and 2002, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes of Absolute Waste Services, Inc. (f/k/a Thermacell Technologies, Inc.)(the "Company") should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2003. The results of operations for the three-month period ended December 31, 2003 are not necessarily indicative of those to be expected for the entire year.

Certain minor reclassifications have been made to the 2002 financial statements to conform to the classifications used in 2003.

2.   Bankruptcy Filing and Going Concern Considerations

The Company operated as a debtor-in-possession under a Plan of Reorganization, under Chapter 11 of the bankruptcy code, dated February 25, 2002 until August 31, 2002. The Company has no current operations.


The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. As of December 31, 2003, the Company had no current operations, current liabilities in the amount of $335,566 and an accumulated deficit in the amount of $17,198,778. Currently, management is seeking a merger and is soliciting additional equity investors to fund these deficits. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)
                          Notes to Financial Statements
                      Three Months Ended December 31, 2003
                                   (Unaudited)


3.   Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three month periods ended December 31, 2003 and 2002. The weighted average shares outstanding for the three month period ended December 31, 2003 and 2002 was 13,000,000 and 1,000,000 respectively.

4.   Shareholder Advances

During the three-month period ended December 31, 2003, a shareholder. advanced $25,000 to the Company to cover operating expenses. This advance is unsecured and has no specific repayment terms.

Subsequent to the balance sheet date, the major shareholders and funding source for the company, converted its loan to the company to common stock. At the time of the conversion, May 2005, the loan amount was $189,877. This loan was converted to $47,469,250 shares of common stock. This conversion was effected at a value of $0.004 per share. The agreement allows for further conversion of any additional funds advanced at the same rate on a quarterly basis. Due to the subsequent conversion to equity, the shareholder loan is shown as a long-term liability on the balance sheet.

The above transaction is not necessarily indicative of a transaction that would have been entered into had a comparable transaction been entered into with independent parties.

Item 2. Management's Plan of Operation
--------------------------------------

Information included in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. See the "Risk Factors" section of our Annual Report on Form 10-KSB filed on May 27, 2005.

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

Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. As a result of the Merger, we engaged in certain business operations as of September 30, 2003, the end of the fiscal year to which this report relates. Because the Merger Agreement has been rescinded and the Merger has been terminated ab initio, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this Report on Form 10-QSB will treat us as a publicly held shell.

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

Competition
In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, if we need to seek shareholder approval of a business combination, that may delay the completion of a transaction.

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

Item 3. Controls and Procedures
-------------------------------
(a)   Evaluation of Disclosure Controls and Procedures.
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were not effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission, which has contributed to significant delays in filing our periodic reports.

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

PART II

Item 1.  Legal Proceedings
--------------------------

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

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

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

In June, 2004, pursuant to a written consent in lieu of a special meeting, the holders of a majority of our common stock and all of our Series A preferred stock approved the rescission of the Merger and all agreements entered into in connection with the Merger.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

The following are being filed as part of this Report on Form 10-QSB:
1. Financial Statements
   --------------------
See the Index to Financial Statements which appears on Page i hereof.

2. Financial Statement Schedules
   -----------------------------
None.

3. Exhibits
   --------
Exhibit 31.1 - Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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