Form 10QSB
period 2004-06-30
ABSOLUTE WASTE SERVICES INC
filed 2005-05-27
CIK 1002360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                                      Index

                  Nine Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                         Page
                                                                        ------
Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheet -
           June 30, 2004 ................................................  2

         Statements of Operations -
           Three months and Nine months ended
           June 30, 2004 and 2003........................................  3

         Statements of Changes in Stockholders' Deficit
           Nine months ended June 30, 2004...............................  4

         Statements of Cash Flows -
           Nine months ended
           June 30, 2004 and 2003........................................  5

         Notes to Financial Statements...................................  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................  8

Item 3. Controls and Procedures.......................................... 13

Part II - Other Information

Item 1. Legal Proceedings................................................ 13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...... 13

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

Item 6. Exhibits and Reports on Form 8-K................................. 14

Signatures............................................................... 15



PART I

Item 1. Financial Statements
----------------------------


                               Absolute Waste Services, Inc.
                           (f/k/a Thermacell Technologies, Inc.)
                                       Balance Sheet
                                       June 30, 2004
                                        (Unaudited)




Assets
Cash                                                                       $         27
                                                                           ============
                                                                                     27

Liabilities and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                       $    139,455
    Accrued payroll taxes                                                       233,312
                                                                           ------------
Total current liabilities                                                       372,767
                                                                           ------------

Long Term Liabilities                                                           182,061

Stockholders' deficit:
    Common stock; $.0001 par value; 150,000,000 shares authorized;
      13,000,000 shares issued and outstanding                                    1,300
    Preferred stock; $.001 par value; 50,000,000 authorized
      No shares issued or outstanding
    Additional paid-in capital                                               16,179,984
    Common stock payable                                                        539,983
    Accumulated deficit                                                     (17,236,068)
                                                                           ------------
Total stockholders' deficit                                                    (514,801)
                                                                           ------------
                                                                       $             27
                                                                           ============


         The accompanying notes are an integral part of the financial statements.

                                       2



                                    Absolute Waste Services, Inc.
                                (f/k/a Thermacell Technologies, Inc.)
                                      Statements of Operations
                                             (Unaudited)



                                      Three Months Ended June 30,      Nine Months Ended June 30,
                                      ----------------------------    ----------------------------
                                          2004            2003            2004            2003
                                      ------------    ------------    ------------    ------------

Sales                                 $       --      $       --      $       --      $       --
                                      ------------    ------------    ------------    ------------


Cost of sales                                 --              --              --              --
                                      ------------    ------------    ------------    ------------
Gross profit                                  --              --              --              --
                                      ------------    ------------    ------------    ------------
Selling, general and administrative
expenses                                    13,546          54,488          51,135         148,162
                                      ------------    ------------    ------------    ------------
Net loss from operations                   (13,546)        (54,488)        (51,135)       (148,162)
                                      ============    ============    ============    ============

Net loss per share                    $      (0.00)          (0.06)          (0.00)   $      (0.15)
                                      ============    ============    ============    ============

Weighted average number of
      common shares outstanding         13,000,000       1,000,000      13,000,000       1,000,000
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

                                                  3



                                              Absolute Waste Services, Inc.
                                          (f/k/a Thermacell Technologies, Inc.)

                                     Statements of Changes in Stockholders' Deficit
                                                       (Unaudited)

                                             Nine Months Ended June 30, 2004



                                    Common Stock
                              ---------------------------    Additional
                               Number of                       Paid-in     Common Stock    Accumulated
                                 Shares         Amount         Capital        Payable        Deficit         Total
                              ------------   ------------   ------------   ------------   ------------    ------------
Balance, September 30, 2003     13,000,000   $      1,300   $ 16,179,984   $    539,983   $(17,184,933)   $   (463,666)

Net loss for the period               --             --             --             --          (51,135)        (51,135)
                              ------------   ------------   ------------   ------------   ------------    ------------
Balance, June 30, 2004          13,000,000   $      1,300   $ 16,179,984   $    539,983   $(17,236,068)   $   (514,801)
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





                                   Absolute Waste Services, Inc.
                               (f/k/a Thermacell Technologies, Inc.)
                                     Statements of Cash Flows
                                            (Unaudited)



                                                                            Nine Months Ended
                                                                                 June 30,
                                                                          ----------------------
                                                                             2004         2003
                                                                          ---------    ---------

Operating act
        Net loss                                                          $ (51,135)   $(148,162)
                                                                          ---------    ---------

        Adjustments to reconcile net loss to net cash used by operating activities:
              Increase (decrease) in:
                Accounts payable                                            (11,469)      49,533
                Accrued payroll expenses                                     37,500        4,861
                                                                          ---------    ---------
          Total adjustments                                                  26,031       54,394
                                                                          ---------    ---------

                                                                          ---------    ---------
          Net cash used by operating activities                             (25,104)     (93,768)
                                                                          ---------    ---------

Financing activities
        Bank overdraft                                                         --         (8,162)
        Proceeds from shareholder advance                                    25,000      102,061
                                                                          ---------    ---------
        Net cash provided by financing activities                            25,000       93,899
                                                                          ---------    ---------

        Net decrease in cash                                                   (104)         131

        Cash at beginning of period                                             131         --
                                                                          ---------    ---------

        Cash at end of period                                             $      27    $     131
                                                                          =========    =========


             The accompanying notes are an integral part of the financial statements.

                                                 5

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)
                          Notes to Financial Statements
                         Nine Months Ended June 30, 2004
                                   (Unaudited)


1.   Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended June 30, 2004 and 2003, (b) the financial position at June 30, 2004, and (c) cash flows for the nine months ended June 30, 2004 and 2003, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes of Absolute Waste Services, Inc. (the "Company") should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2003. The results of operations for the nine-month period ended June 30, 2004 are not necessarily indicative of those to be expected for the entire year.

Certain minor reclassifications have been made to the 2003 financial statements to conform to the classifications used in 2004.

2.   Bankruptcy Filing and Going Concern Considerations

The Company operated as a debtor-in-possession under a Plan of Reorganization, under Chapter 11 of the bankruptcy code, dated February 25, 2002 until August 31, 2002. The Company has no current operations.


The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. As of June 30, 2004, the Company had no current operations, current liabilities in the amount of $372,767 and an accumulated deficit in the amount of $17,236,068. Currently, management is seeking a merger and is soliciting additional equity investors to fund these deficits. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)
                          Notes to Financial Statements
                         Nine Months Ended June 30, 2004
                                   (Unaudited)


3.   Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and nine month periods ended June 30, 2004 and 2003. The weighted average shares outstanding for the three and nine month period ended June 30, 2004 and 2003 was 13,000,000 and 1,000,000 respectively.

4.   Shareholder Advances

During the nine-month period ended June 30, 2004, a shareholder advanced $25,000 to the Company to cover operating expenses. This advance is unsecured and has no specific repayment terms.

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

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

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

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

The following are being filed as part of this Report on Form 10-QSB:
1.Financial Statements
  --------------------
See the Index to Financial Statements which appears on Page i hereof.

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