Form 10KSB
period 2004-09-30
ABSOLUTE WASTE SERVICES INC
filed 2005-05-27
CIK 1002360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the annual period ended September 30, 2004

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

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                      INDEX

                                     PART I
                                                                          Page
                                                                         ------
Item 1.  Description of Business                                            2

Item 2.  Description of Property                                            5

Item 3.  Legal Proceedings                                                  5

Item 4.  Submission of Matters to a Vote of Security Holders                5

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters           6

Item 6.  Management's Plan of Operation                                     7

Item 7.  Financial Statements                                              14

Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure                               15

Item 8A. Controls and Procedures                                           15

Item 8B. Other Information                                                 15

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act.                15

Item 10. Executive Compensation                                            16

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   17

Item 12. Certain Relationships and Related Transactions                    17

Item 13. Exhibits                                                          18

Item 14. Principal Accountant Fees and Services                            18

Signatures                                                                 19

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

Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. As a result of the Merger, we engaged in certain business operations as of September 30, 2004, the end of the fiscal year to which this Report relates. Because the Merger Agreement has been rescinded and the Merger has been terminated ab initio, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this Annual Report on Form 10-KSB will treat us as a publicly held shell.

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

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------
None.

Item 6. Management's Plan of Operation
--------------------------------------

Introduction
------------
Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. As a result of the Merger, we engaged in certain business operations as of September 30, 2004, the end of the fiscal year to which this report relates. Because the Merger Agreement has been rescinded and the Merger has been terminated ab initio, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this Annual Report on Form 10-KSB will treat us as a publicly held shell.

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

Sources of target businesses
----------------------------
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our sole executive officer and his affiliates may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder's fee or other compensation. We do not currently intend to pay our existing officer or our shareholders or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

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

Item 7.  Financial Statements
-----------------------------

                                                                        Page
                                                                       ------

         Report of Independent Registered Accounting Firm............    F-1

         Balance Sheet -
           September 30, 2004........................................    F-2

         Statements of Operations -
           For the year ending
           September 30, 2004 and 2003...............................    F-3

         Statements of Changes in Stockholders' Deficit
           For the year ending
           September 30, 2004 and 2003 ..............................    F-4


         Statements of Cash Flows -
           For the year ending
           September 30, 2004 and 2003............................... F 5 - F 6

         Notes to Financial Statements............................... F 7 - F 12

Report of Independent Registered Public Accounting Firm



Board of Directors
Absolute Waste Services, Inc.
(f/k/a Thermacell Technologies, Inc.)
Chicago, Illinois


We have audited the accompanying balance sheet of Absolute Waste Services, Inc. (f/k/a Thermacell Technologies, Inc.) as of September 30, 2004 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended September 30, 2004 and 2003. These financial statements are the responsibility of the management of Absolute Waste Services, Inc. (f/k/a Thermacell Technologies, Inc.) Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Absolute Waste Services, Inc. (f/k/a Thermacell Technologies, Inc.) as of September 30, 2004 and the results of its operations and its cash flows for the year ended September 30, 2004 and 2003 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $63,662 during the year ended September 30, 2004 and has an accumulated deficit of $17,248,595 from inception to September 30, 2004. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/  Pender Newkirk & Company
-----------------------------
     Pender Newkirk & Company
     Certified Public Accountants


Tampa, Florida
May 20, 2005



                           Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)
                                   Balance Sheet
                                September 30, 2004



Assets
Current assets:
   Cash                                                              $       --
                                                                     ------------
                                                                             --
                                                                     ============


Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts Payable                                                  $    134,205
   Accrued payroll taxes                                                  245,812
                                                                     ------------
Total current liabilities                                                380,067
                                                                     ------------

Long Term Liabilities                                                    147,261

Stockholders' deficit:
    Common stock; $.0001 par value; 150,000,000 shares authorized;
     13,000,000 shares issued and shares outstanding                        1,300
    Preferred stock; $.001 par value; 50,000,000 authorized;
     No shares issued or outstanding
   Additional paid-in capital                                          16,179,984
   Common stock payable                                                   537,983
   Accumulated deficit                                                (17,248,595)
                                                                     ------------
Total stockholders' deficit                                              (527,328)
                                                                     ------------

                                                                     $       --
                                                                     ============


                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                                       F-2

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)
                            Statements of Operations



                                                    Year Ended September 30,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------


Sales                                            $       --        $       --
                                                 ------------      ------------

Cost of sales                                            --                --
                                                 ------------      ------------

Gross profit                                             --                --
                                                 ------------      ------------

Selling, general and administrative
expenses                                               63,662           199,530
                                                 ------------      ------------

Net loss from operations                              (63,662)         (199,530)
                                                 ============      ============

Net loss per share                               $      (0.00)     $      (0.16)
                                                 ============      ============

Weighted average number of
      common shares outstanding                    13,000,000         1,249,315
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



                                           Absolute Waste Services, Inc.
                                       (f/k/a Thermacell Technologies, Inc.)
                            Consolidated Statements of Changes in Stockholders' Deficit

                                  For the Year Ending September 30, 2003 and 2004


                                 Common Stock
                         ---------------------------    Additional       Common
                           Number of                     Paid-in         Stock        Accumulated
                            Shares         Amount        Capital         Payable         Deficit        Total
                         ------------   ------------   ------------   ------------    ------------   ------------
Balance,
 September 30, 2002         1,000,000   $        100   $ 12,525,213    $ 4,165,954    $(16,985,403)  $   (294,136)

Stock issued per
Bankruptcy plan             9,000,000            900      3,625,071     (3,625,971)           --          --

Stock issued in merger
and not retrieved           3,000,000            300         29,700           --              --           30,000

Net loss for the year            --             --             --             --          (199,530)      (199,530)
                         ------------   ------------   ------------   ------------    ------------   ------------
Balance,
  September 30, 2003       13,000,000   $      1,300   $ 16,719,967        539,983    $(17,184,933)  $   (463,666)

Net loss for the year            --             --             --             --           (63,662)       (63,662)
                         ------------   ------------   ------------   ------------    ------------   ------------
Balance,
  September 30, 2004       13,000,000   $      1,300   $ 16,719,967        539,983    $(17,248,595)  $   (527,328)

                         ============   ============   ============   ============    ============   ============

                     The accompanying notes are an integral part of the financial statements.

                                                        F-4

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)
                             Statement of Cash Flows



                                                        Year Ended September 30,
                                                        -----------------------
                                                             2004          2003
                                                        ---------     ---------


Operating activities
      Net loss                                          $ (63,662)    $(199,530)
                                                        ---------     ---------

      Adjustments to reconcile net loss
      to net cash used by operating
       activities:
          Services paid for with stock                       --          30,000
          Increase (decrease) in:
           Accounts payable                               (16,669)       55,901
           Accrued expenses                                50,000         4,861
                                                        ---------     ---------
       Total adjustments                                   33,331        90,762
                                                        ---------     ---------

                                                        ---------     ---------
       Net cash used by operating activities              (30,331)     (108,768)
                                                        ---------     ---------

Financing activities
      Bank overdraft                                         --          (8,162)
      Proceeds from issuance of notes payable                --            --
      Proceeds from shareholder advance                    30,200       117,061
                                                        ---------     ---------
      Net cash provided by financing activities            30,200       108,899
                                                        ---------     ---------

      Net increase (decrease) in cash                        (131)          131

      Cash at beginning of period                             131          --
                                                        ---------     ---------

      Cash at end of period                             $    --       $     131
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

     During the year ended September 30, 2003, the company issued 27,000,000 shares of preferred stock and 10,000,000 shares of common stock in association with a merger. This merger was rescsinded ab initio and the preferred stock and 7,000,000 shares of the common stock have been returned. A consulting expense in the amount a $30,000 for the 3 million shares retained was recorded as of September 30, 2003.


The accompanying notes are an integral part of the financial statements.

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)

                          Notes to Financial Statements

                     Years Ended September 30, 2004 and 2003


1.   Background Information

Absolute Waste Services, Inc. (f/k/a Thermacell Technologies, Inc.) (the "Company" or "Absolute") is a Florida corporation that was incorporated on August 12, 1993. On July 31, 2003 the Company changed its name to Absolute Waste Services, Inc., pending a merger described in Note 7.

The Company has operated as a debtor-in-possession under Chapter 11 of the United States Code (the "Bankruptcy Code") from November 2001 through August 2002. Absolute's Plan of Reorganization filed with the United States Bankruptcy Court was approved effective August 30, 2002 (See Note 2). The Company has no current operations.

2.   Financial Restructuring, Bankruptcy Plan, and Going Concern Considerations

In November 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court. On August 30, 2002, the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case Number 01-20854-8G1 issued an order confirming Absolute's Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated as of February 25, 2002 (the "Plan of Reorganization").

The key elements of the Plan of Reorganization were as follows:

- The Plan of Reorganization provided for the issuance or reservation for future issuance of ten million (10,000,000) new shares of Absolute common stock in the aggregate. Previously issued shares of Absolute common stock were cancelled and replaced by the new shares authorized under the Plan of Reorganization.

- Pac Funding, LLC, a Florida limited liability company ("Pac"), whose members are Augustine Capital Funding, L.P. and Private Capital Group was entitled to 5,000,000 new common shares pursuant to the Plan of Reorganization. Pac was the debtor-in-possession funding source and supplied funds necessary to operate the business while it was a debtor-in-possession and avoid liquidation.

- General unsecured creditors and unsecured claims pursuant to the Plan of Reorganization were entitled to 4,000,000 new Absolute common shares.

- The existing shareholders of Absolute were entitled to 1,000,000 new Absolute common shares pursuant to the Plan of Reorganization. As of August 30, 2002, there were approximately 13,000,000 shares of Absolute common stock outstanding. Thus, pursuant to the Plan of Reorganization and action by the board of directors, existing Absolute common stockholders would be entitled to one (1) new Absolute common share for every 13.034 Absolute common shares previously held, subject to adjustment for the actual number of shares outstanding as of August 30, 2002, pursuant to records maintained by the transfer agent and Absolute.

- All debts, claims or demands that arose before the date of the Plan of Reorganization's confirmation, were discharged, except for priority tax claims and certain administrative claims. Priority tax claims were paid over a six (6) year period from the date of assessment. The IRS made a claim for approximately $195,000. (Include a summary of the current status of these amounts?) In addition, Absolute was obligated for administrative claims payable to the government, lawyers and accountants, estimated at over $100,000.

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

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)

                          Notes to Financial Statements

                     Years Ended September 30, 2004 and 2003


The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $17,248,595 and negative working capital of $380,067 as of September 30, 2003, and total liabilities exceeding total assets by $527,328 as of September 30, 2003. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)

                          Notes to Financial Statements

                     Years Ended September 30, 2004 and 2003


4.   Recently Issued Accounting Pronouncements

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. The Company has not entered into or modified any financial instruments subsequent to May 31, 2003 affected by this statement. We do not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

     In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)

                          Notes to Financial Statements

                     Years Ended September 30, 2004 and 2003


     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We are evaluating these new rules, but expect no material impact upon adoption relating to outstanding options since a majority of the awards under the existing incentive stock option plan will be fully vested prior to the effective date of the revised rules.

5.   Related Party Transactions

     The following transactions were authorized in August 2002 and completed in August 2003.

          Pac Funding, LLC, whose members are Augustine Capital Fund, L.P., the Company's majority shareholder and Private Capital Group, Inc., a firm controlled by the wife of the Chairman of the Company's Board of Directors (to be reviewed) were issued 5,000,000 new common shares pursuant to the Plan of Reorganization. Pac was the debtor-in-possession funding source and supplied funds necessary to operate the business while it was a debtor-in-possession and avoid liquidation.

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

          Pursuant to the Plan of Reorganization, TA Holdings, LLC, a firm controlled by the wife of the Chairman of the Company's Board of Directors was issued 135,923 shares of the Company's common stock for claims for notes payable and accrued interest that amounted to $460,403.

          Pursuant to the Plan of Reorganization, PAMG, LLC, a shareholder of the Company Was issued 232,904 shares of the Company's common stock for claims for common stock payables that amounted to $105,500.

During the years ended September 30, 2004 and 2003, Augustine Fund, L.P. funded the operations of the company in the amount of $30,200 and $117,061 respectively.

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

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)

                          Notes to Financial Statements

                     Years Ended September 30, 2004 and 2003


6.   Merger and Rescission

On July 2, 2003, through a wholly owned subsidiary ("Merger Sub"), entered into an Agreement and Plan of Merger with Absolute Industries LLC ("Industries"), which was approved by the Boards of Directors of each entity. On August 23, 2003, the Company, Industries merged with and into Merger Sub, with Merger Sub being the surviving entity (the "Merger"). Prior to the Merger, the Company had 10,000,000 common shares outstanding that were approved for issuance under the Plan of Reorganization, which was confirmed by the United States Bankruptcy Court for the Middle District of Florida in August, 2002. In connection with the Merger, an additional 10,000,000 shares of new restricted stock were issued. In accordance with the Merger Agreement, 100 percent of the equity interests of Industries were exchanged for 27,000,000 of the Company's Class A Convertible Preferred Stock. Each share of Class A Convertible Preferred Stock is convertible into one share of common stock and is entitled to three votes.

In June 2004, the Board of Directors of the Company and the majority of the Company's shareholders, by written consent, determined that as a result of breaches of the Merger Agreement, it was equitable and appropriate to rescind the Merger Agreement and terminate the Merger ab initio. The Company and certain of its shareholders entered into a Mutual Termination Agreement (the "Settlement Agreement") rescinding the Merger. Under the terms of the Settlement Agreement, all related documents and agreements were cancelled and rescinded and rendered null and void for all purposes. The former Industries members agreed to surrender all share of stock of Absolute owned by them for cancellation. The Company agreed to distribute and assign to Industries members or their designees all shares of Merger Sub. All preferred shares and 7 million shares of common stock issued in connection with the Merger have been returned to the Company.

7.   Income Taxes

The Company has net operating loss carryforwards of approximately $16,600,000, at September 30, 2004. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the company's common stock which took place in 2001. Under federal tax law, this change in ownership of the Company will significantly restrict future utilization of the net operating loss carryforwards. Other than the net operating losses which have been limited because of the change in ownership as described above, any other net operating losses will expire in 2009 through 2022.

A valuation allowance is required by FASB Statement No. 109 if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for September 30, 2004 and 2002 were necessary. Significant components of the Company's net deferred tax assets are as follows:

                                                    2004               2003
                                              ---------------------------------
        Tax benefit of net operating loss    $   6,557,000      $    6,517,522
        Less valuation allowance                 6,557,000           6,517,522
                                              ---------------------------------
                                             $           0      $            0
                                            =================================


The Company's deferred income tax provisions include the following components:

                                                     2004               2003
                                               ---------------------------------
        Future net operating loss deductions   $      6,000      $       79,000
        Change in allowance valuation for tax
           benefit of net operating loss             (6,000)             79,000
                                               ---------------------------------
                                               $          0      $            0
                                               =================================

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)

                          Notes to Financial Statements

                     Years Ended September 30, 2004 and 2003


A reconciliation of the income tax benefit computed at the federal statutory rate and the Company's effective rate are as follows:

                                         2004                   2003
                                    ------------------     -------------------

 Federal statutory rate             $    5,000     34%     $   68,000      34%
 Adjustments, primarily state
    income taxes                         1,000     5.5         11,000      5.5
 Change in allowance valuation for
    tax benefit of net
    operating loss                      (6,000)  (39.5)       (79,000)  (39.5)
                                    ------------------     -------------------
                                    $        0      0%     $        0      0%
                                    ==================     ===================

The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of expenses deducted for financial reporting purposes that are not deductible for tax purposes and the effects of using the surtax exemption.


8.  Stockholders' Equity

Atlas was sold pursuant to a Stock Purchase Agreement to Great Lakes Oil and Gas, Inc. on September 30, 2002. The Company agreed to issued 50,000 of its common stock as consideration for the sale. This stock is payable as of September 30, 2004 and 2003.

9.  Payroll Taxes

As of Sept. 30, 2004 the Company is delinquent in prior period payroll taxes, penalties and interest in the amount of $245,812. The Company currently does not have an agreement with the Internal Revenue Service for payment of this liability.

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

------------------- -------- ---------------------------------------------------
Name                   Age      Position
------------------- -------- ---------------------------------------------------
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

       ------------------------------------ ----------------------------- -------------------------------
                                                Amount and nature of        Percentage of outstanding
       Name                                   beneficial ownership (1)        voting securities (2)
       ------------------------------------ ----------------------------- -------------------------------
       Thomas F. Duszynski ................          54,976,438                      90.9%
       Augustine Fund, L.P. (3)............          49,976,438                      82.6%
       PAC Funding LLC (4).................           5,000,000                       8.3%
       All executive officers and directors
         as a group (one person)...........          54,976,438                      90.9%
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

In June 2004, we entered into an agreement with the former holders of membership interests of Absolute Industries, LLC, pursuant to which the Merger was rescinded ab initio. In connection with the rescission of the Merger, James
Wright, William Davis and Donald Woods, who were then directors and officers of our company, agreed to return to us all of the shares of our Series A convertible preferred stock issued to them in the Merger, in consideration for the receipt of the stock of Merger Sub. In addition, Mr. Duszynski returned to us the 1,000,000 shares of our common stock issued to him in connection with the Merger, and Private Capital Group, Inc. returned to us the 4,000,000 shares of our common stock issued to that entity in connection with the Merger.

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

                                       17

Item 13. Exhibits

The following are being filed as part of this Annual Report on Form 10-KSB:
1. Financial Statements
   --------------------
See the Index to Financial Statements which appears on Page F-1 hereof.

2. Financial Statement Schedules
   -----------------------------
None.

3. Exhibits
   --------

Exhibit 2 - Plan of Reorganization dated February 25, 2002 (incorporated by reference to Exhibit 2 to Form 8-K filed September 16, 2002)

Exhibit 10.1 - Mutual Settlement Agreement dated June 3, 2004 by and among Absolute Waste Services, Inc., Absolute Waste Acquisitions, Inc., PAC Funding, LLC and the former holders of membership interests of Absolute Industries, LLC (incorporated by reference to Exhibit A to Schedule 14C filed July 14, 2004)

Exhibit 10.2 - Conversion Agreement dated May 19, 2005 by and between Absolute Waste Services, Inc. and Augustine Fund, L.P. (incorporated by reference to
Exhibit 10.2 to Form 10-KSB filed May 20, 2005)

Exhibit 14 - Form of Code of Ethics (incorporated by reference to Exhibit 10.2 to Form 10-KSB filed May 20, 2005)

Exhibit 31.1 - Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of

2002 Exhibit 32.1 - Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Our independent registered public accounting firm is Pender Newkirk and Company.

Audit Fees
----------
Fees for audit services totaled $19,609 in 2004 and $37,041 in 2003, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-QSB, and services in connection with Commission filings.

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