Form 10QSB
period 2004-12-31
ABSOLUTE WASTE SERVICES INC
filed 2005-05-27
CIK 1002360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended December 31, 2004

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    -------------

                         COMMISSION FILE NUMBER: 0-21279
                                                ---------

                          ABSOLUTE WASTE SERVICES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


           FLORIDA                                                59-3223708
 ------------------------------                               ------------------
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

                                      Index

                  Three Months Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                                         Page
                                                                        ------
Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheet -
           December 31, 2004.............................................  2

         Statements of Operations -
           Three months ended
           December 31, 2004 and 2003....................................  3

         Statements of Changes in Stockholders' Deficit
           Three months ended December 31, 2004..........................  4

         Statements of Cash Flows -
           Three months ended
           December 31, 2004 and 2003....................................  5

         Notes to Financial Statements...................................  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................  8

Item 3.  Controls and Procedures......................................... 13

Part II - Other Information

Item 1.  Legal Proceedings............................................... 14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..... 14

Item 3.  Defaults Upon Senior Securities................................. 15

Item 4.  Submission of Matters to a Vote of Security Holders............. 15

Item 5.  Other Information............................................... 15

Item 6.  Exhibits and Reports on Form 8-K................................ 15

Signatures............................................................... 16



PART I

Item 1. Financial Statements
----------------------------


                           Absolute Waste Services, Inc.
                       (f/k/a Thermacell Technologies, Inc.)
                                   Balance Sheet
                                 December 31, 2004
                                    (Unaudited)




Assets
Cash                                                                 $

                                                                     ============



Liabilities and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                 $    102,725
    Accrued payroll taxes                                                 258,312
                                                                     ------------
Total current liabilities                                                 361,037
                                                                     ------------

Long Term Liabilities                                                     181,696

Stockholders' deficit:
    Common stock; $.0001 par value; 150,000,000 shares authorized;
      13,000,000 shares issued and outstanding                              1,300
    Preferred stock; $.001 par value; 50,000,000 authorized;
      No shares issued or outstanding
    Additional paid-in capital                                         16,179,984
    Common stock payable                                                  539,983
    Accumulated deficit                                               (17,264,000)
                                                                     ------------
Total stockholders' deficit                                              (542,733)
                                                                     ------------
                                                                     $
                                                                     ============


     The accompanying notes are an integral part of the financial statements.

                                         2

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)
                            Statements of Operations
                                   (Unaudited)



                                                 Three Months Ended December 31,

                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------


Sales                                            $       --        $       --
                                                 ------------      ------------

Cost of sales                                            --                --
                                                 ------------      ------------

Gross profit                                             --                --
                                                 ------------      ------------

Selling, general and administrative
expenses                                               15,405            13,845
                                                 ------------      ------------

Net loss from operations                              (15,405)          (13,845)
                                                 ============      ============


Net loss per share                               $      (0.00)     $      (0.00)
                                                 ============      ============

Weighted average number of
      common shares outstanding                    13,000,000        13,000,000
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



                                              Absolute Waste Services, Inc.
                                          (f/k/a Thermacell Technologies, Inc.)

                                      Statements of Changes in Stockholders' Deficit
                                                       (Unaudited)

                                          Three Months Ended December 31, 2004



                                    Common Stock
                              ---------------------------    Additional
                                Number of                      Paid-in     Common Stock    Accumulated
                                 Shares         Amount         Capital        Payable        Deficit         Total
                              ------------   ------------   ------------   ------------   ------------    ------------
Balance, September 30, 2003     13,000,000   $      1,300   $ 16,179,984   $    539,983   $(17,248,595)   $   (527,328)

Net loss for the period               --             --             --             --          (15,405)        (15,405)
                              ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2004      13,000,000   $      1,300   $ 16,179,984   $    539,983   $(17,264,000)   $   (542,733)
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

                                                             4



                                  Absolute Waste Services, Inc.
                              (f/k/a Thermacell Technologies, Inc.)
                                    Statements of Cash Flows
                                           (Unaudited)


                                                                           Three Months Ended
                                                                              December 31,
                                                                          --------------------
                                                                            2004        2003
                                                                          --------    --------
Operating activity
        Net loss                                                          $(15,405)   $(13,845)
                                                                          --------    --------

        Adjustments to reconcile net loss to net cash used by operating activities:
              Increase (decrease) in:
                Accounts payable                                           (31,530)    (23,670)
                Accrued payroll expenses                                    12,500      12,500
                                                                          --------    --------
          Total adjustments                                                (19,030)   (11,170)
                                                                          --------    --------

                                                                          --------    --------
          Net cash used by operating activities                            (34,435)    (25,015)
                                                                          --------    --------

Financing activities
        Proceeds from shareholder advance                                   34,435      25,000
                                                                          --------    --------
        Net cash provided by financing activities                           34,435      25,000
                                                                          --------    --------

        Net decrease in cash                                                  --           (15)

        Cash at beginning of period                                           --           131
                                                                          --------    --------

        Cash at end of period                                             $   --      $    116
                                                                          ========    ========


            The accompanying notes are an integral part of the financial statements.

                                                5

                            Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)
                          Notes to Financial Statements
                      Three Months Ended December 31, 2004
                                   (Unaudited)


1.   Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended December 31, 2004 and 2003, (b) the financial position at December 31, 2004, and (c) cash flows for the three months ended December 31, 2004 and 2003, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes of Absolute Waste Services, Inc. (f/k/a ThermaCell Technologies, Inc.)(the "Company") should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2004. The results of operations for the three-month period ended December 31, 2004 are not necessarily indicative of those to be expected for the entire year.

Certain minor reclassifications have been made to the 2003 financial statements to conform to the classifications used in 2004.

2.   Bankruptcy Filing and Going Concern Considerations

The Company operated as a debtor-in-possession under a Plan of Reorganization, under Chapter 11 of the bankruptcy code, dated February 25, 2002 until August 31, 2003. The Company has no current operations.


The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. As of December 31, 2004, the Company had no current operations, current liabilities in the amount of $361,037 and an accumulated deficit in the amount of $17,264,000. Currently, management is seeking a merger and is soliciting additional equity investors to fund these deficits. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)
                          Notes to Financial Statements
                      Three Months Ended December 31, 2004
                                   (Unaudited)


3.   Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three month periods ended December 31, 2004 and 2003. The weighted average shares outstanding for the three month period ended December 31, 2004 and 2003 was 13,000,000.

4.   Shareholder Advances

During the three-month period ended December 31, 2004, a shareholder advanced $34,435 to the Company to cover operating expenses. This advance is unsecured and has no specific repayment terms.

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

Effecting a Business Combination
---------------------------------
General
A business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but that desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, a business combination may involve a company which may be financially unstable or in its early stages of development or growth.

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

2. Financial Statement Schedules
   -----------------------------
None.

3. Exhibits
   --------
Exhibit 31.1 - Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                                       15

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