Form 10QSB
period 2005-03-31
ABSOLUTE WASTE SERVICES INC
filed 2005-05-27
CIK 1002360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                      Index

                  Six Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                         Page
                                                                        ------
Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheet -
           March 31, 2005   .............................................  2

         Statements of Operations -
           Three months and Six months ended
           March 31, 2005 and 2004................... .................... 3

         Statements of Changes in Stockholders' Deficit
           Six months ended March 31, 2005 ............................... 4

         Statements of Cash Flows -
           Six months ended
           March 31, 2005 and 2004........................................ 5

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds....... 13

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

Item 6. Exhibits and Reports on Form 8-K................................. 14

Signatures............................................................... 15



PART I

Item 1. Financial Statements
----------------------------


                             Absolute Waste Services, Inc.
                          (f/k/a Thermacell Technologies, Inc.)
                                      Balance Sheet
                                     March 31, 2005
                                       (Unaudited)


Assets
Cash                                                                       $          0
                                                                           ============

Liabilities and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                       $    115,629
    Accrued payroll taxes                                                       273,812
                                                                           ------------
Total current liabilities                                                       389,441
                                                                           ------------

Long Term Liabilities                                                           189,877

Stockholders' deficit:
    Common stock; $.0001 par value; 150,000,000 shares authorized;
      13,000,000 shares issued and outstanding                                    1,300
    Preferred stock; $.001 par value; 50,000,000 authorized;
      No shares issued or outstanding
    Additional paid-in capital                                               16,179,984
    Common stock payable                                                        539,983
    Accumulated deficit                                                     (17,300,585)
                                                                           ------------
Total stockholders' deficit                                                    (579,318)
                                                                           ------------
                                                                       $              0
                                                                           ============


        The accompanying notes are an integral part of the financial statements.

                                    Absolute Waste Services, Inc.
                                (f/k/a Thermacell Technologies, Inc.)
                                      Statements of Operations
                                             (Unaudited)



                                      Three Months Ended March 31,    Six Months Ended March 31,
                                      ----------------------------    ----------------------------
                                          2005            2004            2005            2004
                                      ------------    ------------    ------------    ------------

Sales                                 $       --      $       --      $       --      $       --
                                      ------------    ------------    ------------    ------------


Cost of sales                                 --              --              --              --
                                      ------------    ------------    ------------    ------------
Gross profit                                  --              --              --              --
                                      ------------    ------------    ------------    ------------
Selling, general and administrative
expenses                                    36,585          23,744          51,990          37,589
                                      ------------    ------------    ------------    ------------
Net loss from operations                   (36,585)        (23,744)        (51,990)        (37,589)
                                      ============    ============    ============    ============

Net loss per share                          $(0.00)         $(0.00)         $(0.00)         $(0.00)
                                      ============    ============    ============    ============

Weighted average number of
      common shares outstanding         13,000,000      13,000,000      13,000,000      13,000,000
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

                                              Absolute Waste Services, Inc.
                                          (f/k/a Thermacell Technologies, Inc.)

                                     Statements of Changes in Stockholders' Deficit
                                                       (Unaudited)

                                             Six Months Ended March 31, 2005



                                     Common Stock
                              ---------------------------    Additional
                                Number of                      Paid-in     Common Stock   Accumulated
                                 Shares         Amount         Capital        Payable        Deficit         Total
                              ------------   ------------   ------------   ------------   ------------    ------------
Balance, September 30, 2004     13,000,000   $      1,300   $ 16,179,984   $    539,983   $(17,248,555)   $   (527,328)

Net loss for the period               --             --             --             --          (51,990)        (51,990)
                              ------------   ------------   ------------   ------------   ------------    ------------
Balance, March 31, 2005         13,000,000   $      1,300   $ 16,179,984   $    539,983   $(17,300,585)   $   (579,318)
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


                                  Absolute Waste Services, Inc.
                              (f/k/a Thermacell Technologies, Inc.)
                                    Statements of Cash Flows
                                           (Unaudited)



                                                                               Six Months
                                                                             Ended March 31
                                                                          --------------------
                                                                            2005        2004
                                                                          --------    --------
Operating act,
        Net loss                                                          $(51,990)   $(37,589)
                                                                          --------    --------

        Adjustments to reconcile net loss to net cash used by operating activities:
              Increase (decrease) in:
                Accounts payable                                           (18,626)    (12,470)
                Accrued payroll expenses                                    28,000      25,000
                                                                          --------    --------
          Total adjustments                                                  9,374      12,530
                                                                          --------    --------

                                                                          --------    --------
          Net cash used by operating activities                            (42,616)    (25,059)
                                                                          --------    --------

Financing activities
        Proceeds from shareholder advance                                   42,616      25,000
                                                                          --------    --------
        Net cash provided by financing activities                           42,616      25,000
                                                                          --------    --------

        Net decrease in cash                                                  --           (59)

        Cash at beginning of period                                           --           131
                                                                          --------    --------

        Cash at end of period                                             $   --      $     72
                                                                          ========    ========


            The accompanying notes are an integral part of the financial statements.

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)
                          Notes to Financial Statements
                         Six Months Ended March 31, 2005
                                   (Unaudited)


1.   Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended March 31, 2005 and 2004, (b) the financial position at March 31, 2005, and (c) cash flows for the six months ended March 31, 2005 and 2004, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes of Absolute Waste Services, Inc. (the "Company") should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2004. The results of operations for the six-month period ended March 31, 2005 are not necessarily indicative of those to be expected for the entire year.

Certain minor reclassifications have been made to the 2004 financial statements to conform to the classifications used in 2005.

2.   Bankruptcy Filing and Going Concern Considerations

The Company operated as a debtor-in-possession under a Plan of Reorganization, under Chapter 11 of the bankruptcy code, dated February 25, 2002 until August 31, 2003. The Company has no current operations.


The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. As of March 31, 2005, the Company had no current operations, current liabilities in the amount of $389,441 and an accumulated deficit in the amount of $17,300,585. Currently, management is seeking a merger and is soliciting additional equity investors to fund these deficits. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

                          Absolute Waste Services, Inc.
                      (f/k/a Thermacell Technologies, Inc.)
                          Notes to Financial Statements
                         Six Months Ended March 31, 2005
                                   (Unaudited)


3.   Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and six month periods ended March 31, 2005 and 2004. The weighted average shares outstanding for the three and six month period ended March 31, 2005 and 2004 was 13,000,000.

4.   Shareholder Advances

During the six-month period ended March 31, 2005, a shareholder advanced $42,616 to the Company to cover operating expenses. This advance is unsecured and has no specific repayment terms.

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

None.

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

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