Form 10KSB/A
period 2004-09-30
ABSOLUTE WASTE SERVICES INC
filed 2005-08-05
CIK 1002360

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                  FORM 10-KSB/A
                                (Amendment No. 1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                      --------------  --------------

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


                                 (312) 427-5457
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                          Thermacell Technologies, Inc.
                                   -----------
                                  (Former name)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.0001 per share

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

     As of May 27, 2005, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was negligible.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     As of May 27, 2005, the registrant had 60,469,250 shares of common stock, $0.0001 par value, issued and outstanding.

     Documents incorporated by reference: None.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

     On May 27, 2005, Absolute Waste Services, Inc. (the "Company") filed its Annual Report on Form 10-KSB for its fiscal year ended September 30, 2004 (the "2004 Form 10-KSB"). The Company hereby amends the 2004 Form 10-KSB to accurately cross-reference the location of Exhibits 10.2 and 14. No other amendments or changes are or were made to the 2004 Form 10-KSB, which is set forth herein in its entirety.

ITEM 13. Exhibits

     Exhibit 10.2 - Conversion Agreement dated May 19, 2005 by and between Absolute Waste Services, Inc. and Augustine Fund, L.P. (incorporated by reference to Exhibit 10.2 to Form 10-KSB for fiscal year ended September 30, 2003, filed May 27, 2005)

     Exhibit 14 - Code of Ethics (incorporated by reference to Exhibit 10.2 to Form 10-KSB for fiscal year ended September 30, 2003, filed May 27, 2005)

     Exhibit 31.1 - Certification of CEO/CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 - Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2005.


                                        Absolute Waste Services, Inc.
                                        (Registrant)


                                        By:  /s/  Thomas F. Duszynski
                                           --------------------------------
                                                  Thomas F. Duszynski
                                                  Chief Executive Officer,
                                                  Chief Financial Officer and
                                                  Director
                                                  (Principal Executive Officer
                                                  and Principal Financial and
                                                  Accounting Officer)