Form 10QSB
period 2005-06-30
ABSOLUTE WASTE SERVICES INC
filed 2005-08-15
CIK 1002360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

                         Commission file number: 0-21279

                             -----------------------


                          ABSOLUTE WASTE SERVICES, INC.
            ---------------------------------------------------------
           (Name of small business issuer as specified in its charter)


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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES [X] NO [ ]

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     As of June 30, 2005, the issuer had 60,469,250 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX
                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheet -
              June 30, 2005...............................................     3

         Statements of Operations -
              Three months and Nine months ended
              June 30, 2005 and 2004......................................     4

         Statements of Changes in Stockholders' Deficit
              Nine months ended June 30, 2005.............................     5

              Statements of Cash Flows -
              Nine months ended
              June 30, 2005 and 2004......................................     6

              Notes to Financial Statements...............................     7

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................     8

Item 3. Controls and Procedures...........................................    13

Part II - Other Information

Item 1. Legal

     Proceedings..........................................................    13

Item 2. Changes in Securities and Use of Proceeds.........................    13

Item 4. Submission of Matters to a Vote of Security Holders...............    13

Item 6.

     Exhibits.............................................................    14

Signatures................................................................    15



PART I--FINANCIAL INFORMATION

Item 1. Financial Statements


                           Absolute Waste Services, Inc.
                       (f/k/a) Thermacell Technologies, Inc.
                                   Balance Sheet
                                   June 30, 2005
                                    (Unaudited)



Assets
Cash                                                                  $       --
                                                                      ============

                                                                              --

Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                 $    190,590
     Accrued payroll taxes                                                 273,812
     Shareholder advances                                                   46,678
                                                                      ------------
Total current liabilities                                                  511,080
                                                                      ------------

Stockholders' deficit:

     Common stock; $.0001 par value; 150,000,000 shares authorized;
     60,469,250 shares issued and outstanding                                6,047
     Additional paid-in capital                                         16,365,114
     Common stock payable                                                  539,983
     Accumulated deficit                                               (17,422,224)
                                                                      ------------
Total stockholders' deficit                                               (511,080)
                                                                      ------------
                                                                      $       --
                                                                      ============


     The accompanying notes are an integral part of the financial statements.

                                        3



                                    Absolute Waste Services, Inc.
                                (f/k/a) Thermacell Technologies, Inc.
                                      Statements of Operations
                                             (Unaudited)



                                      Three Months Ended June 30,      Nine Months Ended June 30,
                                      ----------------------------    ----------------------------
                                          2005            2004            2005            2004
                                      ------------    ------------    ------------    ------------

Sales                                 $       --      $       --      $       --      $       --
                                      ------------    ------------    ------------    ------------


Cost of sales                                 --              --              --              --
                                      ------------    ------------    ------------    ------------
Gross profit                                  --              --              --              --
                                      ------------    ------------    ------------    ------------
Selling, general and administrative
expenses                                   121,639          13,546         173,629          51,135
                                      ------------    ------------    ------------    ------------
Net loss from operations                  (121,639)        (13,546)       (173,629)        (51,135)
                                      ============    ============    ============    ============

Net loss per share                    $      (0.00)          (0.00)          (0.01)   $      (0.00)
                                      ============    ============    ============    ============

Weighted average number of
      common shares outstanding         34,387,245      13,000,000      20,208,293      13,000,000
                                      ============    ============    ============    ============


              The accompanying notes are an integral part of the financial statements.

                                                 4



                                              Absolute Waste Services, Inc.
                                          (f/k/a) Thermacell Technologies, Inc.

                                     Statements of Changes in Stockholders' Deficit
                                                       (Unaudited)

                                            Nine Months Ended June 30, 2005



                                     Common Stock
                              ---------------------------    Additional
                               Number of                       Paid-in     Common Stock   Accumulated
                                 Shares         Amount         Capital        Payable       Deficit          Total
                              ------------   ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2004     13,000,000   $      1,300   $ 16,179,984   $    539,983   $(17,248,595)   $   (527,328)

Net loss for the period               --             --             --             --         (173,629)       (173,629)

Stock issued for debt           47,469,250          4,747        185,130           --             --           189,877

                              ------------   ------------   ------------   ------------   ------------    ------------
Balance, June 30, 2005          60,469,250   $      6,047   $ 16,365,144   $    539,983   $(17,422,224)   $   (511,080)
                              ============   ============   ============   ============   ============    ============


                        The accompanying notes are an integral part of the financial statements.

                                                           5



                                      Absolute Waste Services, Inc.
                                  (f/k/a) Thermacell Technologies, Inc.

                                        Statements of Cash Flows
                                               (Unaudited)



                                                                              Nine Months Ended June 30,
                                                                                ----------------------
                                                                                  2005         2004
                                                                                ---------    ---------
Operating act
        Net loss                                                                $(173,629)   $ (51,135)
                                                                                ---------    ---------

        Adjustments to reconcile net loss to net cash used by operating activities:
              Increase (decrease) in:
                Accounts payable                                                   56,335      (11,469)
                Accrued payroll expenses                                           28,000       37,500
                                                                                ---------    ---------


          Total adjustments                                                        84,335       16,031
                                                                                ---------    ---------

                                                                                ---------    ---------
          Net cash used by operating activities                                   (89,294)     (25,104)
                                                                                ---------    ---------

Financing activities
        Proceeds from shareholder advance                                          89,294       25,000

                                                                                ---------    ---------
        Net cash provided by financing activities                                  89,294       25,000
                                                                                ---------    ---------

        Net decrease in cash                                                         --           (104)

        Cash at beginning of period                                                  --            131
                                                                                ---------    ---------
        Cash at end of period                                                   $    --      $      27
                                                                                =========    =========

Supplemental disclosures on non-cash transactions.

During the nine months ended June 30, 2005, the company converted $189,877 in shareholder advances to stock.

                The accompanying notes are an integral part of the financial statements.

                                                   6

                          Absolute Waste Services, Inc.
                      (f/k/a) Thermacell Technologies, Inc.
                          Notes to Financial Statements
                         Nine Months Ended June 30, 2005
                                   (Unaudited)


1.       Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended June 30, 2005 and 2004, (b) the financial position at June 30, 2005, and (c) cash flows for the nine months ended June 30, 2005 and 2004, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes of Absolute Potential, Inc. (the "Company") should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2004. The results of operations for the nine-month period ended June 30, 2005 are not necessarily indicative of those to be expected for the entire year.

Certain minor reclassifications have been made to the 2004 financial statements to conform to the classifications used in 2005.

2.       Bankruptcy Filing and Going Concern Considerations

The Company operated as a debtor-in-possession under a Plan of Reorganization, under Chapter 11 of the bankruptcy code, dated February 25, 2002 until August 31, 2003. The Company has no current operations.

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. As of June 30, 2005, the Company had no current operations, current liabilities in the amount of $511,080 and an accumulated deficit in the amount of $17,422,224. Currently, management is seeking a merger and is soliciting additional equity investors to fund these deficits. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

                          Absolute Waste Services, Inc.
                      (f/k/a) Thermacell Technologies, Inc.

                          Notes to Financial Statements
                         Nine Months Ended June 30, 2005
                                   (Unaudited)


3.       Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and nine month periods ended June 30, 2005 and 2004. The weighted average shares outstanding for the three month period ended June 30, 2005 and 2004 was 34,387,245 and 13,000,000 respectively. The weighted average shares outstanding for the nine month period ended June 30, 2005 and 2004 was 16,969,773 and 13,000,000 respectively.

4.       Shareholder Advances

On May 19, 2005, Augustine Fund, L.P., our largest shareholder, converted $189,877 in advances previously made to us into 47,469,250 shares of our common stock pursuant to a Conversion Agreement dated as of May 19, 2005. Augustine advanced an additional $46,678 to us in the quarter ended June 30, 2005. Pursuant to the terms of the Conversion Agreement, June 30, 2005, Augustine received the right to convert this advance into 11,669,460 shares of our common stock, par value $0.0001 per share, at a conversion price of $0.004 per share.

The above transaction is not necessarily indicative of a transaction that would have been entered into had a comparable transaction been entered into with independent parties.

5.       Subsequent Event

The Company is in the process of changing its name to Absolute Potential, Inc. This change is expected to be effective by the next 10-QSB filing.

Item 2. Management's Plan of Operation
--------------------------------------

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

New Regulations
---------------

On June 30, 2005, the SEC adopted rules regarding publicly reporting "shell companies", and the Company will be considered a shell company under the new definition. The rules are designed to ensure that investors in shell companies who acquire operations have timely access to the same type of information as is available to investors in public companies generally. Most of these rules will become effective on August 22, 2005.

As adopted, the rules will:

     o require a public shell company to report on Form 8-K an event that causes it to cease being a shell company and to include in that Form 8-K the same type of detailed financial and other information about the company as is required to register a class of securities under the Exchange Act;

     o prohibit a public shell company from using Form S-8 (the abbreviated registration statement used to register securities issued under employee benefit plans) until 60 days after it ceases to be a shell company; and

     o require every public company to check a box on the cover of all annual and quarterly reports to identify whether or not it is a shell company.

Liquidity and Capital Resources
-------------------------------
We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of June 30, 2005, we had accounts payable of $190,590, and a payroll tax obligation of $273,812. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

Item 3. Controls and Procedures
-------------------------------

(a)      Evaluation of Disclosure Controls and Procedures.
         -------------------------------------------------
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission.

(b)      Changes in Internal Controls.
         -----------------------------
There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

On May 19, 2005, Augustine Fund, L.P., our largest shareholder, converted $189,877 in advances previously made to us into 47,469,250 shares of our common stock pursuant to a Conversion Agreement dated as of May 19, 2005. Augustine advanced an additional $46,678 to us in the quarter ended June 30, 2005. Pursuant to the terms of the Conversion Agreement, June 30, 2005, Augustine received the right to convert this advance into 11,669,460 shares of our common stock, par value $0.0001 per share, at a conversion price of $0.004 per share.

No commissions were paid in connection with these issuances of these securities. The issuances of these shares and rights to purchase were completed pursuant to
Section 4(2) of the Securities Act of 1933 on the basis that Augustine is an accredited investor affiliated with our sole officer and director.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On June 15, 2005, we received the written consent dated June 15, 2005, from the holders of 54,976,438 shares of our common stock, representing approximately 90.9% of our outstanding voting stock, approving an amendment to our certificate of incorporation that changes our name from "Absolute Waste Services, Inc." to "Absolute Potential, Inc." We anticipate sending an information statement to our shareholders regarding this vote after clearing comments from the Commission. The name change described herein will be deemed ratified and effective at a date that is a least 20 days after the date the information statement has been mailed to our shareholders.

Item 6. Exhibits
----------------

The following exhibits are being filed as part of this Report on Form 10-QSB:

Exhibit 10.11 - Conversion Agreement dated May 19, 2005 by and between Absolute Waste Services, Inc. and Augustine Fund, L.P. (incorporated by reference to
Exhibit 10.2 to Form 10-KSB for fiscal year ended September 30, 2003, filed May 27, 2005)

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

ABSOLUTE WASTE SERVICES, INC.
(Registrant)


By:  /s/  Thomas F. Duszynski                             Date:  August 12, 2005
----------------------------------
          Thomas F. Duszynski
          Chief Executive Officer,
          Chief Financial Officer and Director
          (Principal Executive Officer and
          Principal Financial and Accounting Officer)