Form 10KSB/A
period 2003-09-30
ABSOLUTE POTENTIAL, INC.
filed 2006-02-06
CIK 1002360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A1

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the annual period ended September 30, 2003

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

               For the transition period from              to
                                              ------------    -------------

                         COMMISSION FILE NUMBER: 0-21279

                             -----------------------

                            ABSOLUTE POTENTIAL, INC.
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


                          ABSOLUTE WASTE SERVICES, INC.
                                   -----------
                                  (Former name)

     Securities registered under Section 12(b) of the Exchange Act: None.

     Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.0001 per share.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES [ ] NO [X]

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

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

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                      INDEX
                                                                           Page
PART I

Item 1.  Description of Business                                              4

Item 2.  Description of Property                                              8

Item 3.  Legal Proceedings                                                    8

Item 4.  Submission of Matters to a Vote of Security Holders                  8

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             8

Item 6.  Management's Plan of Operation                                      10

Item 7.  Financial Statements                                                18

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure                                            50

Item 8A. Controls and Procedures                                             50

Item 8B. Other Information                                                   50

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act.                  50

Item 10. Executive Compensation                                              51

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     51

Item 12. Certain Relationships and Related Transactions                      52

Item 13. Exhibits                                                            52

Item 14. Principal Accountant Fees and Services                              53

Signatures                                                                   54

                                Explanatory Note
                                ----------------

This Amendment No. 1 on Form 10-KSB (this "Amendment") amends the Annual Report on Form 10-KSB (the "Original Report") for the year ended September 30, 2003, which was originally filed with the Commission on May 27, 2005. We are filing this Amendment in response to a comment letter received from the Commission in connection with its review of the Original Report. We have restated our consolidated financial statements for the fiscal years ended September 30, 2003 and 2004, to add information related to Absolute Industries, LLC for the period from the effective date of the merger through the date the we agreed to unwind the effects of the merger. Except for the restated financial information set forth in Item 7 and the description of the unwinding of the merger in Items 1, 5, and 6, no other information included in the Original Report is amended by this Amendment.

For information concerning the background of the restatements and the specific adjustments made on an annual and quarterly basis, see the Notes to Consolidated Financial Statements included in "Item 7. Financial Statements."

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

In July 2003, we changed our name to Absolute Waste Services, Inc. On August 23, 2003, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Absolute Industries, LLC, a Texas limited liability company, pursuant to which Absolute Industries, LLC merged into our newly formed wholly owned subsidiary (the "Merger Sub"), with the Merger Sub being the surviving entity and succeeding to the business operations of Absolute Industries, LLC (the "Merger"). In June 2004, we and the former members of Absolute Industries, LLC agreed to unwind the effects of the Merger, for each party to return the other party the consideration received in connection with the Merger, and to release each other from all claims relating to the Merger Agreement and the Merger. In connection with this transaction, all of the issued and outstanding stock of the Merger Sub was transferred to the former members of Absolute Industries, LLC.

Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. As a result of the Merger, we engaged in certain business operations as of September 30, 2003, the end of the fiscal year to which this Report relates. Because the effects of the Merger have been unwound, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this Annual Report on Form 10-KSB will treat us as a publicly held shell.

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



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

In June, 2004, pursuant to a written consent in lieu of a special meeting, the holders of a majority of our common stock and all of our Series A preferred stock approved the unwinding of the Merger and all agreements entered into in connection with the Merger.

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

Redemption of Stock in Connection With Rescission
-------------------------------------------------
In connection with the June 2004 unwinding of the Merger, we redeemed 27,000,000 shares of our Class A convertible preferred stock that were issued to the former members of Absolute Services, LLC. In consideration for such redemption, we transferred to these parties all of the issued and outstanding stock of Merger Sub. In addition, 7,000,000 shares of common stock issued in connection with the Merger have been returned to us.

Dividends
---------
We have not paid any dividends since our inception, and we do not foresee declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------
None.

Item 6. Management's Plan of Operation
--------------------------------------

Restatement of Financial Statements

We are restating our consolidated financial statements for the fiscal years ended September 30, 2003 and 2004, to add information related to the business we acquired in the Merger. The effects of this Merger has since been unwound. For further discussion of the restatements, see the Notes to Consolidated Financial Statements included in "Item 7. Financial Statements."

Introduction
------------
Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. As a result of the Merger, we engaged in certain business operations as of September 30, 2003, the end of the fiscal year to which this report relates. Because the effects of the Merger have been unwound, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this Annual Report on Form 10-KSB will treat us as a publicly held shell.

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

Significant Transactions
------------------------
In June 2004, we and the former members of Absolute Industries, LLC agreed to unwind the effects of the Merger, for each party to return the other party the consideration received in connection with the Merger, and to release each other from all claims relating to the Merger Agreement and the Merger. In connection with this transaction, all of the issued and outstanding stock of the Merger Sub was transferred to the former members of Absolute Industries, LLC.

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

Our Office
----------
Our office is located at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604, and the telephone number is (312) 427-5457. Our office is located in the office of Augustine Fund, L.P.; Thomas Duszynski, our sole employee, director and officer, is a principal of Augustine Fund, L.P. We anticipate that our office will remain at the offices of Augustine Fund, L.P. until an acquisition has been concluded. All corporate records will be maintained at this office, and it is anticipated that all shareholders' meetings will take place in Chicago, Illinois. In the event that a merger or acquisition takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604, or that shareholders' meetings will be held in Chicago, Illinois. We are not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies. There are no written documents memorializing the foregoing. We consider our current office space adequate for our current operations.

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

Item 7. Financial Statements
----------------------------

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

Board of Directors
Absolute Potential, Inc.
f/k/a Absolute Waste Services, Inc. and
ThermaCell Technologies, Inc.
Chicago, Illinois


We have audited the accompanying consolidated balance sheet of Absolute Potential, Inc. (the "Company") as of September 30, 2003 and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the nine months then ended. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and the results of its operations and its cash flows for the nine months then ended in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PENDER NEWKIRK & COMPANY
----------------------------------
     Pender Newkirk & Company

Certified Public Accountants
Tampa, Florida

November 22, 2005

LUBY & BIRDWELL, LLP
Certified Public Accountants

101 North Shoreline, Suite 580, Corpus Christi, Texas 78401    Ph (361) 883-0292
email - bbirdwell@sbcglobal.net                               Fax (361) 883-0151



                          Independent Auditors' Report

To the Members of
Absolute Industries, LLC


We have audited the balance sheet of Absolute Industries, LLC ("Company") as of December 31, 2002, and the related statement of income, members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Absolute Industries, LLC as of December 31, 2002, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

April 18, 2003

/s/  LUBY & BIRDWELL, LLP
-----------------------------
     LUBY & BIRDWELL, LLP



                                Absolute Potential, Inc.
     (formerly known as Absolute Waste Services, Inc. and ThermaCell Technologies, Inc.)

                               Consolidated Balance Sheet


                                                                             (Restated)
                                                            September 30,   December 31,
                                                                2003            2002
                                                             ----------      ----------
Assets
Current Assets
Cash and Cash Equivalents                                    $   16,481      $    6,226
Receivables:
     Trade, net of allowance for doubtful accounts
         of $30,182 and $0 for 2003 and 2002, respectively      800,583         854,741
     Related Parties                                            177,813          88,719
     Other                                                       43,263            --
Prepaid Expenses and Other                                      106,862           4,044
                                                             ----------      ----------

     Total Current Assets                                     1,145,002         953,730

Property and Equipment, net                                   3,044,750       2,364,348

Accounts Receivable - Related Parties                            11,559            --
Note Receivable - Related Party                                    --           282,327
Other Intangible Assets, net                                    876,926            --
Goodwill                                                        235,000            --
Deposits                                                         16,968            --
                                                             ----------      ----------

     Total Other Assets                                       1,140,453         282,327
                                                             ----------      ----------

     Total Assets                                            $5,330,205      $3,600,405
                                                             ==========      ==========


                                                                           (Restated)
                                                           September 30,   December 31,
                                                               2003           2002
                                                            -----------    -----------
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable:
     Trade                                                  $   699,823    $   488,054
Related Parties                                                  51,225           --
Accrued Expenses                                                593,897        100,861
Deferred Revenue                                                 61,407         60,411
Deferred Federal Income Taxes                                      --          141,726
Notes Payable and Current Portion of Long-Term Debt           1,467,789        380,865
                                                            -----------    -----------

         Total Current Liabilities                            2,874,141      1,171,917
                                                            -----------    -----------
Long-Term Liabilities
Long-Term Debt, less current portion                          2,057,829      1,597,462
Deferred Federal Income Taxes                                   235,000           --
                                                            -----------    -----------

         Total Long-Term Liabilities                          2,292,829      1,597,462
                                                            -----------    -----------
Stockholders' Equity
Series A Convertible Preferred Stock ($.001 par value;
       50,000,000 shares authorized; 27,000,000 shares
       issued and outstanding)                                   27,000           --
Common Stock ($.0001 par value; 150,000,000 shares
       authorized; 200,000 shares issued and outstanding)            20           --
Additional Paid-In-Capital                                     (102,523)          --
Common Stock Payable                                            539,983           --
Members' Equity                                                    --          831,026
Retained Deficit                                               (301,245)          --
                                                            -----------    -----------
       Total Stockholders' Equity                               163,235        831,026
                                                            -----------    -----------
       Total Liabilities and Stockholders' Equity           $ 5,330,205    $ 3,600,405
                                                            ===========    ===========


The accompanying notes are an integral part of the financial statements.

                                  Absolute Potential, Inc.
       (formerly known as Absolute Waste Services, Inc. and ThermaCell Technologies, Inc.)

                            Consolidated Statement of Operations


                                                              (Restated)       Unaudited
                                           Nine Months        Year Ended      Nine Months
                                               Ended            Ended            Ended
                                           September 30,      December 31,    September 30,
                                               2003              2002             2002
                                            -----------       -----------      -----------
Operating Revenues                          $ 4,163,064       $ 4,606,690      $ 3,276,571

Costs and Expenses:
         Operating Expenses                   2,822,782         3,765,393        2,616,709
         General and Administrative           1,592,772           430,963          376,292
         Depreciation and Amortization          372,357           336,281          201,533
                                            -----------       -----------      -----------
                                              4,787,911         4,532,637        3,194,534
                                            -----------       -----------      -----------
         Income (Loss) from Operations         (624,847)           74,053           82,037

Other Income (Expense)
         Interest Expense                      (228,064)         (168,921)        (130,744)
         Interest Income                         13,059              --               --
         Loss on Sale of Equipment                 --              (1,975)            --
         Other Income (Expense)                  11,675           (13,842)            --
                                            -----------       -----------      -----------
         Loss Before Federal Income Taxes      (828,177)         (110,685)         (48,707)

Income Tax (Expense) Benefit
         Current                                   --                --               --
         Deferred                               141,726            11,933            5,251
                                            -----------       -----------      -----------
                                                141,726            11,933            5,251
                                            -----------       -----------      -----------
Operating Loss                                 (686,451)          (98,752)         (43,456)
                                            -----------       -----------      -----------

         Net Loss                           $  (686,451)      $   (98,752)     $   (43,456)
                                            ===========       ===========      ===========

Weighted Average Number of Shares
         Basic                                  200,000           200,000          200,000

Loss Per Common Share
         Basic                              $     (3.43)      $      (.49)     $      (.22)


          The accompanying notes are an integral part of the financial statements.

                                    Absolute Potential, Inc.
         (formerly known as Absolute Waste Services, Inc. and ThermaCell Technologies, Inc.)

                              Consolidated Statement of Cash Flows



                                                                    (Restated)      Unaudited
                                                    Nine Months     Year Ended     Nine Months
                                                       Ended           Ended         Ended
                                                    September 30,   December 31,  September 30,
                                                        2003           2002           2002
                                                     -----------    -----------    -----------
Cash Flows from Operating Activities
Net Loss                                             $  (686,451)   $   (98,752)   $   (43,456)
Adjustments to Reconcile Net Income
     (Loss) to Net Cash Provided by
     Operating Activities:
         Loss on Sale of Fixed Assets                       --            1,985           --
         Provision for Bad Debts                         429,650           --             --
         Depreciation and Amortization                   372,357        336,381        201,533
    Deferred Federal Income Tax                         (141,726)       (11,933)       (55,640)
                  Amortization of Deferred Revenue      (158,092)          --             --

Changes in Operating Assets and Liabilities:
         Accounts Receivables                            (61,097)        74,670         57,370
         Related Party Receivables                        38,734          4,492         62,916
         Other Receivables                               (28,263)          --           (1,209)
         Prepaid Expenses and Other Assets               (75,853)         9,748        (24,581)
         Deposits                                        (16,968)          --          (23,814)
         Bank Overdraft                                     --             --            6,305
         Accounts Payable                                 64,224        194,559        193,565
         Related Party Payables                           51,225           --             --
         Deferred Revenue                                    996         60,411        106,067
         Accrued Expenses                                301,499         59,159        (26,323)
                                                     -----------    -----------    -----------
Net Cash Provided by Operating Activities                 90,235        630,720        452,733

Cash Flows from Investing Activities
Proceeds from Sale of Property and
     Equipment                                           145,500         15,000           --
Related Party Advance                                   (167,942)          --             --
Proceeds from Divestiture                                156,200           --             --
Purchase of Property and Equipment                      (938,440)    (1,115,791)      (811,721)
                                                     -----------    -----------    -----------

Net Cash Used by Investing Activities                   (804,682)    (1,100,791)      (811,721)

(Continued)



                                  Absolute Potential, Inc.
   (formerly known as Absolute Waste Services, Inc. and ThermaCell Technologies, Inc.)

                      Consolidated Statement of Cash Flows (Continued)



                                                                (Restated)
                                                Nine Months     Year Ended    Nine Months
                                                    Ended          Ended          Ended
                                                September 30,   December 31,  September 30,
                                                    2003           2002           2002
                                                 -----------    -----------    -----------
Cash Flows from Financing Activities
Proceeds from Issuance of Membership
     Interest                                    $    11,000    $      --      $      --
Principal Payments of Long-Term Debt              (1,800,290)      (334,119)      (253,933)
Proceeds from Long -Term Debt                      2,513,992        809,041        614,850
                                                 -----------    -----------    -----------
Net Cash Provided by Financing Activities            724,702        474,922        360,917
                                                 -----------    -----------    -----------
Net Increase in Cash and Cash Equivalents             10,255          4,851          1,929
Cash and Cash Equivalents, Beginning of Period         6,226          1,375          1,376
                                                 -----------    -----------    -----------
Cash and Cash Equivalents, End of Period         $    16,481    $     6,226    $     3,305
                                                 ===========    ===========    ===========
Supplemental Disclosures
Cash Paid for Interest                           $   228,064    $   168,921    $   130,744

Non-Cash Transactions
American Ecology Settlement Agreement
     Long-Term Debt Issued for
         Member Interests                            (94,820)          --             --
     Distributions to Members                         94,820           --             --
Acquisition of Sixteen Services
     Working Capital other than Cash                  17,833           --             --
     Property and Equipment                           62,796           --             --
     Other Intangible Assets                         754,617           --             --
     Long-Term Debt Assumed                         (172,035)          --             --
     Members' Interest Issued                       (405,000)          --             --
     Long-Term Debt Issued                          (258,211)          --             --
     Deferred tax effect on non-taxable
         intangible assets                          (235,000)          --             --
Acquisition of STRD
     Property and Equipment                          151,688           --             --
     Other Intangible Assets                         314,927           --             --
     Long-Term Debt Assumed                         (192,461)          --             --
     Long-Term Debt Issued                          (116,026)          --             --
Other
     Liabilities Assumed                            (340,368)          --             --
     Gain on Sale of Assets to Related
         Party as Capital Contribution                37,717           --             --


The accompanying notes are an integral part of the financial statements.

                                      Absolute Potential, Inc.
           (formerly known as Absolute Waste Services, Inc. and ThermaCell Technologies, Inc.)

                           Consolidated Statement of Stockholders' Equity



                                                Series A Con Pref Stock   Common Stock
                                                Number of                   Number of
                                                Shares          Amount        Shares        Amount
                                               -----------   -----------   -----------   -----------
Balance at January 1, 2002, as previously
reported                                              --            --            --            --

Prior Period Adjustment (See Note 14)                 --            --            --            --
Balance at January 1, 2002, as restated               --            --            --            --

Net Loss (as restated 2002)                           --            --            --            --
Balance at December 31, 2002, restated                --            --            --            --

Capital Contributions                                 --            --            --            --

Distributions to Member                               --            --            --            --

Conversion to Corporation in connection with
Reverse Merger                                        --            --            --            --

Issuance of Common and Preferred Shares and
Recapitalization in Reverse Merger              27,000,000   $    27,000       200,000   $        20

Net Loss                                              --            --            --            --
                                               -----------   -----------   -----------   -----------
Balance at September 30, 2003                   27,000,000   $    27,000       200,000   $        20
                                               ===========   ===========   ===========   ===========





                                               Absolute Potential, Inc.
                    (formerly known as Absolute Waste Services, Inc. and ThermaCell Technologies, Inc.)

                                    Consolidated Statement of Stockholders' Equity
                                                      (Continued)



                                                Additional      Common
                                                 Paid-In        Stock        Retained       Members'
                                                 Capital        Payable      Earnings        Equity          Total
                                               -----------    -----------   -----------    -----------    -----------
Balance at January 1, 2002, as previously
reported                                              --             --            --      $   946,195    $   946,195

Prior Period Adjustment (See Note 14)                 --             --            --          (16,417)       (16,417)
                                               -----------    -----------   -----------    -----------    -----------
Balance at January 1, 2002, as restated               --             --            --          929,778        929,778

Net Loss (as restated 2002)                           --             --            --          (98,752)       (98,752)
                                               -----------    -----------   -----------    -----------    -----------
Balance at December 31, 2002, restated                --             --            --          831,026        831,026

Capital Contributions                                 --             --            --          453,717        453,717

Distributions to Member                               --             --            --          (94,820)       (94,820)

Conversion to Corporation in connection with
Reverse Merger                                     804,717           --         385,206     (1,189,923)          --

Issuance of Common and Preferred Shares and
Recapitalization in Reverse Merger                (907,240)       539,983          --             --             --

Net Loss                                              --             --        (686,451)          --         (686,451)
                                               -----------    -----------   -----------    -----------    -----------
Balance at September 30, 2003                  ($  102,523)   $   539,983      (301,245)   $      --      $   163,235
                                               ===========    ===========   ===========    ===========    -----------


The accompanying notes are an integral part of the financial statements.

                                                      25(Con't)

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

                   Notes to Consolidated Financial Statements

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


1.   Organization and Nature of Operations

Absolute Potential, Inc. (the "Company") was originally incorporated under the name ThermaCell Technologies, Inc. ("ThermaCell") as a Florida corporation in August 1993. In March 1997, ThermaCell closed on an initial public offering generating gross proceeds of approximately $4,950,000. In November 2001, ThermaCell filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court. On August 30, 2002, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 01-20854-8G1, issued an order confirming our Plan of Reorganization. On July 31, 2003, ThermaCell amended its articles of incorporation changing its name to Absolute Waste Services, Inc. and subsequently completed a reverse merger with Absolute Industries, LLC then on June 3, 2004 this agreement was rescinded as described in Note 2 to these financial statements. On June 15, 2005, Absolute Waste Services, Inc. ameded its Articles of Incorporation changing its name to Absolute Potential, Inc. The Company's corporate headquarters is now located in Chicago, Illinois.

Absolute Industries, LLC, was a Texas limited liability company and was engaged in collection, disposal, remediation and transportation of waste for residential and commercial companies primarily in South Texas. In addition, this company rented containers for waste storage and disposal. During 2005, this company filed Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court.

2.   Reverse Merger and Subsequent Event

On August 23, 2003, the Company closed on an Agreement and Plan of Merger ("Merger Agreement") with Absolute Industries, LLC ("Absolute"). The merger with Absolute is management's initial step to effect a consolidation of small to medium size businesses in the solid waste disposal industry.

Pursuant to the terms of the Merger Agreement, the Absolute merged into a newly formed Texas corporate subsidiary of the Company with the newly formed subsidiary being the surviving entity. As such, the prior business and operations of Absolute are now contained in the Company's wholly owned Texas subsidiary, Absolute Waste Acquisitions, Inc.

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


2.   Reverse Merger and Subsequent Event (continued)

In accordance with the terms of the Merger Agreement, 100% of the equity interests of Absolute were exchanged for 27,000,000 shares of the Company's Class A Convertible Preferred Stock. Each share of preferred stock is convertible into one (1) share of common stock and entitled to three (3) votes.

Prior to the Merger Agreement, the Company had 100,000 new common shares outstanding which were approved for issuance under their Plan of Reorganization. All of such shares have been issued to the existing shareholders, creditors and debtor in possession funding source. As part of the Merger with Absolute, an additional 100,000 new restricted common shares were issued. 40,000 of such new restricted common shares were issued to Private Capital Group, Inc. - one of the managers of Pac Funding, LLC ("Pac"), the former debtor in possession funding source. 10,000 new restricted common shares were issued to Thomas F. Duszynski, who is an affiliate of Augustine Fund, LP, the other co-manager of Pac. 30,000 new restricted common shares were issued to The Harrelson Group, which acted as a finder and facilitator for this Merger. 20,000 new restricted common shares were issued as consideration for additional capital.

Accordingly, after the Merger the Company has 200,000 common shares outstanding and 27,000 preferred shares outstanding, each of which is converted into one (1) common share. The Company agreed not to enter into any reverse stock splits until their stock is closed at or above $300 per share for 90 consecutive trading days, or until August 24, 2004, whichever occurs first.

The acquisition has been accounted for as a reverse merger using the purchase method, and accordingly, for financial statement reporting purposes, the net assets of Absolute have been included in the consolidated balance sheet at book values, and the net assets of the former ThermaCell operations have been recorded at fair value at the date of acquisition. The historical stockholders' equity gives effect to the newly issued common and preferred shares issued pursuant to the merger. The consolidated operations of the Company for the period from January 1, 2003 to the date of acquisition, August 23, 2003, are those of Absolute and exclude the results of operations of the former ThermaCell. The results of the former ThermaCell operations are included in the consolidated statement of operations after the date of acquisition.

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


2.   Reverse Merger and Subsequent Event (continued)

On the date of acquisition, the former Thermacell operations had a net deficit of $340,237 which included accounts payable and accrued liabilities of $340,237. It was determined that the fair value of the liabilities at that date approximate their carrying value.

In June 2004, the Board of Directors of the Company unanimously adopted, and shareholders holding a majority of the Company's common stock approved, a resolution authorizing and approving a Mutual Settlement Agreement (the "Settlement Agreement") unwinding the effects of the Merger Agreement. Pursuant to the Settlement Agreement, the effects of the Merger were unwound. In addition, each party released and discharged the other from any and all claims, actions and liabilities arising from or in connection with the Merger Agreement and the events leading up to and including the unwinding of the Merger. By its terms, these actions became effective on June 3, 2004, the effective date of the Settlement Agreement (the "Effective Date"). In connection with the unwinding of the Merger, the Company redeemed 27,000,000 shares of it Class A convertible preferred stock that were issued to the former members of Absolute. In consideration for such redemption, the Company transferred to these parties all of the issued and outstanding stock of the Merger Sub. In addition, 70,000 shares of common stock issued in connection with the Merger have been returned to the Company and canceled. The Company no longer has any ownership interest in Absolute, which is now 100% owned by the previous owners, and the previous owners no longer have any ownership interest in the Company.

3.   Summary of Significant Accounting Policies

Going Concern

The Company has a working capital deficit of approximately $1,729,000 at September 30, 2003 and a net loss for the nine months then ended of approximately $686,000. In order to pay current liabilities on a timely basis, the Company will have to obtain additional capital or extend the terms of their borrowings. There are no assurances however, that management would be successful in obtaining the required additional capital or revising the repayment terms of their borrowings.

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


3.   Summary of Significant Accounting Policies (continued)

The working capital deficit, net loss, and the rescission of the Merger Agreement as discussed in Note 2 all raise substantial doubt about the Company's ability to continue as a going concern.

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting. The Company has elected a September 30 year-end.

Principles of Consolidation

The September 30, 2003 consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Absolute Waste Acquisitions, Inc.
(AWA) and Thermacell Industries, Inc. (TI). All significant intercompany balances and transactions are eliminated in the consolidation process. The December 31, 2002 and September 30, 2002 financial statements only include Absolute Waste Acquisitions, Inc. as the reverse merger was effective August 23, 2003.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution. Concentrations of credit risk with respect to accounts receivable are limited because of the large number of diversified customers and the fact that the Company has the ability to terminate the customers' services if payments are not made consistent with the terms of their agreement. The Company controls credit risk through credit evaluations, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers, but generally does not require collateral to support accounts receivable. Credit losses are provided for in the financial statements.

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)



3.   Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents


Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with an initial maturity of three months or less.

Trade, Notes, and Other Receivables

The Company's receivables are recorded when billed, advanced, or accrued and represent claims against third parties that will be settled in cash. The carrying value of the Company's receivables, net of allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts based on historical collection trends, type of customer such as municipal or non-municipal, the age of the outstanding receivables and existing economic conditions. The Company recognizes interest income on interest-bearing notes receivable as the interest accrues under the terms of the note.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. Minor replacements, maintenance, and repairs are charged to expense as incurred.

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


3.   Summary of Significant Accounting Policies (Continued)

When property and equipment are retired, sold, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The Company assumes no salvage value for its depreciable property and equipment. The estimated useful lives for significant property and equipment categories are as follows (in years):

     Buildings and Improvements                         20
     Machinery and Equipment                           5 - 10
     Toters and Containers                             7 - 10
     Vehicles                                            6
     Computers                                           5
     Office Furniture and Fixtures                     5 - 7

Leases

The Company leases facilities and equipment for varying periods. Management expects that in the normal course of business, operating leases will be renewed or replaced by other leases.

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


3.   Summary of Significant Accounting Policies (Continued)

Long-Lived Assets

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit's goodwill as of the assessment date. The implied fair value of the reporting unit's goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. For the period ended September 30, 2003 there no was impairment recorded. In the future, the Company will perform the annual test during its fiscal third quarter unless events or circumstances indicate impairment of the goodwill may have occurred before that time.

The Company evaluates long-lived assets, such as intangible assets, equipment and certain other assets, for impairment in accordance with Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS
144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes Statement of Financial Accounting Standards No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retained the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amended the accounting and reporting standards for segments of a business to be disposed of. The Company records an impairment charge whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)



3.   Summary of Significant Accounting Policies (Continued)

Business Combinations

All acquisitions have been accounted for using the purchase method of accounting. The Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof.

Other Intangible Assets

Goodwill is the excess of the cost over net assets of acquired businesses. In accordance with Statement on Financial Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Other Intangible Assets, the Company does not amortize goodwill. Other intangible assets consist primarily of customer contracts, customer lists, customer routes, and covenants not-to-compete. Other intangible assets are recorded at cost and amortized on a straight-line basis. Customer contracts and customer lists are amortized over 15 years. Covenants not-to-compete are amortized over the terms of the agreements, which are generally 5 years.

Advertising

The Company expenses advertising costs as they are incurred. Advertising expense for the nine months ended September 30, 2003 and the year ended December 31, 2002 was $6,341 and $10,566, respectively.

Income Taxes

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

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


3.   Summary of Significant Accounting Policies (Continued)

Earnings Per Share

Basic and diluted loss per common share (EPS) is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods after giving effect to the one-for-100 reverse stock split. The weighted average number of shares of common stock outstanding was calculated as if the number of shares had been issued and outstanding for all periods presented due to the reverse merger which was effective August 23, 2003. Common stock equivalents consist of the assumed conversion of the Company's issued and outstanding preferred stock. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would be anti-dilutive.

Revenue Recognition

The Company recognizes revenues when all four criteria noted below have been satisfied:

     o Persuasive evidence of an arrangement exists, such as executed service agreements, new customer account forms or other relevant documentation.

     o    Services, such as providing hauling services, are rendered.

     o    The Company's price to the buyer is fixed are determinable.

     o    Collectibility is reasonable assured.

The Company bills for certain services prior to performance. Such services include, among others, certain residential contracts that are billed on a quarterly basis and rights to utilize assets such as containers or other equipment rentals continuously over time. These advance billings are included in deferred revenues and recognized as revenue in the period earned for services provided.

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


3.   Summary of Significant Accounting Policies (Continued)

Revenue Recognition - Environmental Remediation Contracts

The Company recognizes revenues from fixed-price and modified fixed-price environmental remediation contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.

Estimated Fair Value of Financial Instruments

The aggregated net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables, payables, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


3.   Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired after February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect adoptions of FIN 46 to have a material impact on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 requires that certain financial instruments that are settled in cash, including certain types of mandatorily redeemable securities, be classified as liabilities rather than as equity or temporary equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. Management does not expect the adoption of Statement 150 to have a material effect on the Company's financial position, results of operations, or cash flows.

In November 2004, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. This pronouncement will be effective during the Company's fiscal 2006 year. The Company is in the process of evaluating the effects of this pronouncement on its financial statements.

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


3. Summary of Significant Accounting Policies (Continued)

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement is effective as of the beginning of the Company's 2005 fiscal year. The Company is in the process of determining the impact of the adoption of SFAS No. 123R will have on the results of its operations.

4.   Property and Equipment

Property and equipment consist of the following:
                                             September 30,       December 31,
                                                 2003               2002
                                              -----------        -----------
     Land                                     $    35,000        $    35,000
     Buildings and improvements                    10,000             10,000
     Machinery and equipment                    1,550,508          1,314,575
     Toters and containers                        785,259            692,236
     Vehicles                                   1,603,483            906,836
     Computers                                     44,556             39,318
     Office furniture and fixtures                 18,637             10,937
                                              -----------        -----------
                                                4,047,443          3,008,902
     Accumulated Depreciation                  (1,002,693)          (644,554)
                                              -----------        -----------
                                              $ 3,044,750        $ 2,364,348
                                              ===========        ===========



                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)



5.   Other Intangible Assets

The Company's other intangible assets as of September 30, 2003 were comprised of the following:

                                                Intangible    Accumulated
                                                  Asset       Amortization    Net Balance

     Customer Contracts and Customer Lists      $ 843,639      $  (26,079)     $ 817,560
     Non-Competition Agreements                    64,763          (5,397)        59,366
                                                ----------------------------------------

                                                $ 908,402      $  (31,476)     $ 876,926
                                                ========================================

Amortization expense for other intangible assets was $31,476 $0, and $0 for the nine months ended September 30, 2003, the year ended December 31, 2002, and the nine months ended September 30, 2002, respectively.

Estimated amortization expense for the years ended is as follows:

                               2004                       $         69,195
                               2005                                 69,195
                               2006                                 69,195
                               2007                                 69,195
                               Thereafter                          600,146

                                       38



                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


6.   Notes Payable and Long-Term Debt

Notes Payable and Long-Term Debt consist of the following:

                                                                        September 30,    December 31,
                                                                            2003             2002
                                                                        -----------------------------
     Notes payable to banks, monthly principal and interest
         payments ranging from $463 - $43,708, interest
         rates ranging from 5.85% - 9.20%, maturing 2004 -
         2008, secured by equipment, certificate of deposit
         of stockholder, and stockholder guaranty                       $  1,913,795     $    279,376

     Notes payable to finance companies, monthly principal
         and interest payments ranging from $343 - $1,922,
         interest rates ranging from 2.90% - 16.86%, maturing
         2004 - 2007, secured by equipment and vehicles                      427,034        1,141,563

     Notes payable to individuals, monthly principal and
         interest payments  ranging from $254 - $2,937,
         interest rates 3.25%, maturing 2007 - 2009, secured
         by purchase money security interests                                443,079             --

     Note payable to bank under a $500,000 line of credit,
         interest payable monthly, principal payable on demand,
         interest rate 6.25%, secured by accounts receivable
         (unused portion $2,034) and stockholder guaranty               $    497,966     $    498,098

                                                  39



                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)



6.   Notes Payable and Long-Term Debt (continued)

                                                                          September 30,     December 31,
                                                                               2003            2002
                                                                       ---------------------------------
     Note payable to bank under a $300,000 line of credit,
         interest payable monthly, principal payable on demand,
         interest rate 6%, secured by County of Hidalgo
         contract (unused portion $132,067) and
         stockholder guaranty                                                  167,933             -

     Note payable to company, monthly principal
         payments of  $5,276, non-interest bearing
         maturing 2004, unsecured                                               68,594             -

     Other notes payable                                                         7,217            59,290
                                                                       ---------------------------------

     Total Notes Payable and Long-Term Debt                                  3,525,618         1,978,327

     Current Portion of Long-Term Debt                                       1,467,789           380,865
                                                                       ---------------------------------

         Long-Term Debt, less current portion                          $     2,057,829  $      1,597,462
                                                                       =================================

Principal payments on long-term debt at September 30, 2003 are as follows:

                  September 30, 2004                                                    $      1,467,789
                  September 30, 2005                                                             700,962
                  September 30, 2006                                                             705,137
                  September 30, 2007                                                             476,978
                  September 30, 2008                                                             121,705
                  Thereafter                                                                      53,047

7.   Leases

The Company leases real property and equipment under month to month operating leases. Rentals paid under these leases were approximately $12,100, $280,000, and $194,300 during the nine months ended September 30, 2003, the period ended
September 30, 2002, and the year ended December 31, 2002, respectively.

                                       40

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


8.   Stockholders' Equity

Series A Convertible Preferred Stock

The Company is authorized to issue 50,000,000 shares of Series A Convertible Preferred Stock, par value $.001, with such designations, rights, and preferences as may be determined from time to time by the Board of Directors.

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, par value $.0001.

9.   Related Party Transactions

Prior to the merger between the Company and Absolute, Absolute owned 99% of Environmental Evolutions Holding, Ltd. ("EEH"), a limited partnership, and 100% of Absolute Sixteen Services, Inc. ("Sixteen Services"), a Texas Corporation. EEH was created on January 1, 2003 to operate the Company's remediation and transportation activities. Sixteen Services was formed in April 2003 to facilitate a merger that is further described in Note 11. In January 2003, Absolute also created J.W. Venture, LLC ("JW"), a limited liability company, to manage Absolute and its subsidiaries. After the Merger Agreement with the Company, Absolute, EEH, and Sixteen Services ceased doing business under these names and JW ceased performing management functions for these entities.

The Company entered into a note receivable agreement with the former owner of Absolute on December 31, 2000 in connection with conversion from a subchapter S corporation to a C corporation for federal reporting purposes. This note was restructured effective December 31, 2002 as non-interest bearing collateralized by stock in the Company due December 31, 2008. The balance of $282,327 was determined uncollectible and written off during fiscal 2003.

In April 2003, EEH sold (51) roll-off container boxes to Environmental Evolutions, Ltd. ("EE") for $145,500 resulting in a gain on sale of approximately $37,000 which has been recorded as contributed capital for the nine months ended September 30, 2003. The former majority shareholder of Absolute owns 50% of EE, but is not the controlling partner in the entity.

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


9.   Related Party Transactions (continued)

For the nine months ended September 30, 2003 the Company received management fees from EE of approximately $7,400. At September 30, 2003, EE owed the Company $5,031 relating to these fees which are recorded as current related party receivables.

The Company makes advances to employees during the ordinary course of business. At September 30, 2003 the Company had $3,740 recorded as current related party receivables and $6,637 recorded as non-current related party receivables associated with these advances.

In September 2003, the Company advanced $167,934 to a ranch owned by the former owner of Absolute under one of the Company's lines of credit. The advance was repaid subsequent to fiscal year end and has been recorded as a current related party receivable at September 30, 2003. The ranch owes the Company $4,922 from receivables originating prior to the reverse merger. This receivable has been recorded as a non-current related party receivable at September 30, 2003.

The Company is owed $1,108 from other related parties and owes $13,158 to other related parties at September 30, 2003. These amounts have been recorded as current assets and current liabilities, respectively.

The terms of the transactions with related parties are not necessarily the same as those which could have been negotiated with unrelated third parties.

10.  Income Taxes

Income tax benefit consists of the following:

                                    September 30,   December 31,  September 30,
                                        2003           2002           2002
                                     ------------------------------------------
     Current tax expense             $       0      $       0      $       0
     Deferred tax benefit              141,726         11,933          5,251
                                     ------------------------------------------
                                     $ 141,726      $  11,933      $   5,251
                                     ==========================================



                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unauditeD)


10.  Income Taxes

A reconciliation of income taxes at the statutory rate to the Company's effective rate is as follows:

                                             September 30,    December 31,      September 30,
                                                  2003            2002              2002
                                             ------------------------------------------------

     Statutory Expense                       $    (281,580)  $    (22,137)      $      (9,741)
     Other                                           2,107          10,204             4,490
     Change in tax rates                            39,869
     Increase in Deferred Income Tax
         Valuation Allowance                        97,878
                                             ------------------------------------------------

     Income Tax Benefit                      $    (141,726)  $     (11,933)     $      (5,251)
                                             ================================================

The accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

                                             September 30,     December 31,
                                                 2003              2002
                                             ------------------------------

     Deferred Tax Liabilities:
         Cash Basis Differences              $    (308,531)    $   (211,282)
         Accelerated Depreciation                 (422,411)        (194,289)
         Non-taxable intangible assets            (235,000)
     Deferred Tax Assets:
         Cash Basis Differences                    460,743          127,642
     Other                                          10,337           -
         Net Operating Loss Carryforwards          357,740          136,203
                                             ------------------------------
     Net Deferred Tax Asset (Liability)           (137,122)        (141,726)
     Valuation Allowance                           (97,878)            -
                                             ------------------------------

                                             $    (235,000)    $   (141,726)
                                             ==============================

                                       43

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


10.  Income Taxes (continued)

At September 30, 2003 the Company has approximately $1,052,000 of federal net operating loss ("NOL") carryforwards. The NOL carryforwards have expiration dates through the year 2021. A valuation allowance has been established equal to the amount of the deferred tax assets due to the uncertainty of the Company's realization of this benefit.

11.  Business Combinations and Agreements

American Ecology Settlement Agreement

Effective April 2003, Absolute entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with American Ecology Corporation ("AEC") and Texas Ecologists, Inc. ("TECO") whereby AEC irrevocably relinquished and assigned its 17.891% membership interest in Absolute for the settlement of debts owed AEC. TECO terminated its Teaming Agreement with Absolute pursuant to the terms of the Settlement Agreement. In connection with the Settlement Agreement, Absolute executed a non-interest bearing promissory note in the amount of $94,820 to be paid to AEC over 18 months in full satisfaction of their indebtedness.

Sixteen Services Merger

Absolute entered into an Agreement and Plan of Reorganization (the "Agreement") with Sixteen Services, Inc. ("Sixteen Services") and their stockholders effective April 30, 2003. Pursuant to the Agreement, Sixteen Services merged into Absolute Sixteen Services, Inc., a wholly-owned subsidiary of Absolute and survivor of the merger. The merger provided Absolute with a greater market share of the waste disposal business in South Texas.

In consideration for the transfer of 100% of their stock, a stockholder of Sixteen Services received a 4.7% equity interest in Absolute while all other stockholders received promissory notes in the aggregate principal amount of $232,390. A stockholder also received another .5% interest in Absolute while all other stockholders received promissory notes in the aggregate principal amount of $25,821 for their execution of non-competition agreements. The equity interest received by the stockholder was valued at $405,000 based on the amounts paid to the other stockholders for their interests.

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


11.  Business Combinations and Agreements (Continued)

A condensed balance sheet disclosing the amount assigned to each major asset and liability caption for the Sixteen Services acquisition is as follows:

     Property and Equipment                          $         62,796
     Other Intangibles                                        754,617
     Other Assets                                              22,108
                                                     ----------------
     Total Assets                                    $        839,521
                                                     ================

     Accounts Payable                                $          4,275
     Notes Payable                                            430,246
     Members' Capital                                         405,000
                                                     ----------------
     Total Liabilities and Members' Capital          $        839,521
                                                     ================

The following unaudited pro forma data summarizes the results of operations for the period indicated as if the acquisition of Sixteen Services had been completed as of the beginning of the period ended September 30, 2003. The pro forma data gives effect to actual operating results prior to the acquisition. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period ended September 30, 2003 or that may be obtained in the future:

                                                     Nine Months
                                                        Ended
                                                     September 30,
                                                        2003
                                                     ------------
     Net Sales                                       $  4,265,179
     Operating Loss                                       (80,016)
         Earnings Per Share - Basic                  $      (0.40)

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


11.  Business Combinations and Agreements (Continued)

Management has not been able to obtain the necessary information to present pro forma amounts for the periods ended December 31, 2002 and September 30, 2002 as required by generally accepted accounting principles. Management believes that this information is not relevant as the merger with Absolute Waste Services, Inc. was subsequently rescinded (see Note 13).

South Texas Recycling and Disposal, Inc. Asset Purchase

Effective April 1, 2003, Absolute entered into an Agreement for Purchase and Sale of Assets with South Texas Recycling and Disposal, Inc. ("STRD") and its shareholders whereby Absolute purchased the majority of the assets and assumed the majority of the liabilities of STRD. In addition to the assumption of the aforementioned liabilities, Absolute executed a promissory note in the aggregate amount of $116,062 in complete consideration for the purchase.

Effective May 30, 2003, Absolute entered into an Assignment and Bill of Sale with Waste Management of Texas, Inc. ("WMTI") whereby Absolute transferred certain assets and customer contracts and lists to WMTI for $185,000 in complete consideration for the sale. These assets and contact lists were acquired in the STRD asset purchase.

After the sale of the assets and contact lists to WMTI, the net assets and liabilities purchased from STRD were allocated as follows:

     Property and Equipment              $    127,830
     Other Intangible Assets                  153,785
     Long-Term Debt Assumed                  (192,461)

Generally accepted accounting principles requires unaudited pro forma data that summarizes the results of operations for the current period and prior periods as if the acquisition of STRD had been completed as of the beginning of the periods presented. However, management has not been able to obtain the necessary information to present the pro forma amounts. Management believes that this information is not relevant as the merger with Absolute Waste Services, Inc. was subsequently rescinded (see Note 13).



                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


12.  Segment and Related Information

Effective January 1, 2003, the Company manages and evaluates their operations primarily through two reportable segments: garbage and trash collection and environmental services. Each reportable segment has its own manager and distinct customer base and requires different strategic and marketing efforts. Prior to January 1, 2003, the Company did not manage and evaluate the operations in this manner.

The garbage and trash collection segment provide for the collection and disposal of waste under contracts with municipalities, counties, individuals, and commercial entities. The environmental segment provides hazardous waste transportation, non-hazardous waste transportation and special waste transportation for customers primarily in the petrochemical industry as well as soil remediation, spill response, waste management, demolition and electrical services. The environmental segment also provided disposal units to commercial customers for the accumulation of waste during the first quarter of the period.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates profit or loss before income taxes not including nonrecurring gains and losses. There are no intersegment sales or transfers.

The following table represents the nine months ended September 30, 2003:

                                       Gross          Income        Deprec.
                                    Operating      (Loss) from        and          Capital        Total
                                     Revenues       Operations       Amort.        Expend.        Assets
                                   ------------------------------------------------------------------------
Garbage and trash collection       $  2,625,339    $  (584,527)   $   287,778    $   591,805    $ 3,358,029
Environmental                         1,537,725        116,334         84,579        346,635      1,972,176
                                   ------------------------------------------------------------------------
Total Reportable Segments             4,163,064       (468,193)       372,357        938,440      5,330,205
Corporate                                  --         (218,258)          --             --             --
                                   -----------------------------------------------------------------------

Total                              $  4,163,064    $  (686,451)   $   372,357    $   938,440    $ 5,330,205
                                   ========================================================================

                                                     47

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


13.  Subsequent Events

Purchase Agreement
Effective January 4, 2004 the Company entered into purchase agreement with The Bob James Company, Inc. to purchase their Austin, Houston, and San Antonio routes and related equipment for approximately $500,000 cash and $500,000 stock.

Settlement Agreement
In June 2004, the Board of Directors of the Company unanimously adopted, and shareholders holding a majority of the Company's common stock approved, a resolution authorizing and approving a Mutual Settlement Agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the effects of the Merger were unwound. In addition, each party released and discharged the other from any and all claims, actions and liabilities arising from or in connection with the Merger Agreement and the events leading up to and including the unwinding of the Merger. By its terms, these actions became effective on June 3, 2004, the effective date of the Settlement Agreement (the "Effective Date"). In connection with the unwinding of the Merger, the Company redeemed 27,000,000 shares of it Class A convertible preferred stock that were issued to the former members of Absolute. In consideration for such redemption, the Company transferred to these parties all of the issued and outstanding stock of the Merger Sub. In addition, 70,000 shares of common stock issued in connection with the Merger have been returned to the Company and canceled. The Company no longer has any ownership interest in Absolute, which is now 100% owned by the previous owners, and the previous owners no longer have any ownership interest in the Company.

Reverse Stock Split
On October 5, 2005, the Company authorized and approved a reverse stock split whereby one share of common stock will be issued for each 100 shares of common stock outstanding as of September 30, 2005, resulting in the number of outstanding shares being reduced from 60,469,250 to approximately 604,693. All references to the number of common shares and the per common share amounts have been restated to give retroactive effect to the above reverse stock split.

14.  Prior Period Adjustment

The accompanying financial statements for December 31, 2002 have been restated to correct an error in accounts receivable and interest receivable made in December 31, 2001 and 2002. The effect of the restatement was to decrease income for the period ended December 31, 2001 by $16,417, and in December 31, 2002 to decrease income by $101,586 and decrease equity by $118,003. The tax effect on this adjustment is approximately $23,600. Due to the immaterial effect of the tax effect, the adjustment was not recorded.

                            Absolute Potential, Inc.
              (formerly known as Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

             Notes to Consolidated Financial Statements (continued)

    September 30, 2003, December 31, 2002, And September 30, 2002 (unaudited)


15.  Contingencies

The Company is involved in certain legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of these matters, the Company does not anticipate that any of these matters in aggregate will have a material adverse effect on the Company's business or consolidated financial position or results of operations.

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

================================================================================
Name                             Age      Position
--------------------------------------------------------------------------------
Thomas F. Duszynski.......       50       Chief Executive Officer,
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

       =========================================================================
                                               Amount and      Percentage of
                                               nature of        outstanding
                                               beneficial         voting
       Name                                   ownership (1)     securities (2)
       -------------------------------------------------------------------------
       Thomas F. Duszynski ............        54,976,438          90.9%
       Augustine Fund, L.P. (3)........        49,976,438          82.6%
       PAC Funding LLC (4).............         5,000,000           8.3%
       All executive officers and
       directors as a group (one
         person).......................        54,976,438          90.9%
       -------------------------------------------------------------------------

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Exchange Act, and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by him.
(2) Applicable percentage of ownership as of May 20, 2005 is based on 60,469,250 shares of common stock outstanding.
(3) Thomas F. Duszynski is a principal of Augustine Fund, L.P.
(4) Thomas F. Duszynski is a principal of Augustine Fund, L.P., which is a manager of PAC Funding LLC.

Securities Authorized for Issuance Under Equity Compensation Plans We do not have any securities authorized for issuance under equity compensation plans.

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

In June 2004, we entered into an agreement with the former holders of membership interests of Absolute Industries, LLC, pursuant to which the Merger was unwound. In connection with the rescission of the Merger, James Wright, William Davis and Donald Woods, who were then directors and officers of our company, agreed to return to us all of the shares of our Series A convertible preferred stock issued to them in the Merger, in consideration for the receipt of the stock of Merger Sub. In addition, Mr. Duszynski returned to us the 1,000,000 shares of our common stock issued to him in connection with the Merger, and Private Capital Group, Inc. returned to us the 4,000,000 shares of our common stock issued to that entity in connection with the Merger.

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

Item 13. Exhibits
-----------------

The following are being filed as part of this Annual Report on Form 10-KSB:
1.Financial Statements
----------------------
See the Index to Financial Statements which appears on Page F-1 hereof.

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

                                            ABSOLUTE WASTE SERVICES, INC.
                                            (Registrant)


 Date:  February 6, 2006                    By:  /s/  Thomas F. Duszynski
                                            ---------------------------------
                                                      Thomas F. Duszynski
                                                      Chief Executive Officer,
                                                      Chief Financial Officer
                                                      and Director
                                                      (Principal Executive
                                                      Officer and Principal
                                                      Financial and Accounting
                                                      Officer)