Form 10QSB/A
period 2003-12-31
ABSOLUTE POTENTIAL, INC.
filed 2006-06-20
CIK 1002360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX
                  Three Months Ended December 31, 2003 and 2002
                                   (Unaudited)

     Explanatory Note  .....................................................   2
     Part I - Financial Information
     Item 1.  Financial Statements  ........................................   3
              Consolidated Balance Sheet - December 31, 2003  ..............   3
              Consolidated Statements of Operations -
                Three months ended  December 31, 2003 and 2002 .............   5
              Consolidated Statements of Changes in Stockholders' Deficit -
                Three months ended December 31, 2003  ......................   6
              Consolidated Statements of Cash Flows -
                Three months ended December 31, 2003 and 2002 ..............   7
              Consolidated Notes to Financial Statements  ..................   8
     Item 2.  Management's Plan of Operation  ..............................  12
     Item 3. Controls and Procedures  ......................................  16
     Part II - Other Information
     Item 1. Legal Proceedings  ............................................  17
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds  ..  17
     Item 3. Defaults Upon Senior Securities  ..............................  17
     Item 4. Submission of Matters to a Vote of Security Holders  ..........  17
     Item 5. Other Information  ............................................  17
     Item 6. Exhibits........................................................ 17
     Signatures ............................................................  18

                                Explanatory Note

     This Amendment No. 1 on Form 10-QSB (this "Amendment") amends the Quarterly Report on Form 10-QSB (the "Original Report") for the three months ended December 31, 2003 and 2002, which was originally filed with the Commission on May 27, 2005. We are filing this amendment in response to a comment letter received from the Commission in connection with the review of the Original report.

     We have restated our consolidated financial statements for the fiscal years ended September 30, 2003 and 2004, to add information related to the Merger with Absolute Industries, LLC for the period from the effective date of the Merger through the date the Merger was unwound. Except for the restated financial information set forth in Item 1 and the description of the unwinding of the Merger in Part I Item 1 and Part II Item 4, no other information included in the Original Report is amended by this Amendment. All applicable financial information contained in this Quarterly Report on Form 10-QSB/A gives effect to these restatements. Consequently, you should not rely upon the financial statements originally filed with the Commission on May 27, 2005, in our Forms 10-KSB for the fiscal years ended September 30, 2003 and 2004 and the related auditor's report therein, our audited financial statements for all interim periods through June 30, 2004, and any financial statements for above-mentioned fiscal periods that have been included in previous announcements.

     For information concerning the background of the restatements and the specific adjustments made on an annual and quarterly basis, see the Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

PART I

Item 1. Financial Statements
----------------------------


                            Absolute Potential, Inc.
                     f/k/a Absolute Waste Services, Inc. and
                          Thermacell Technologies, Inc.

                           Consolidated Balance Sheet
                                December 31, 2003
                                   (Unaudited)



Assets

Current assets:
    Cash                                                              $   21,857
    Accounts receivable, net of allowance of $30,182                     914,396
    Related party receivables                                            145,834
    Other receivables                                                     27,821
    Prepaid expense                                                       84,201
    Inventory                                                             20,480
                                                                      ----------
Total current assets                                                  $1,214,589
                                                                      ----------

Property and equipment, net                                           $3,019,283
                                                                      ----------

Other assets:
    Goodwill                                                          $  235,000
    Other intangible assets, net                                         855,231
    Deposits                                                              33,682
                                                                      ----------
Total other assets                                                     1,123,913
                                                                      ----------

Total assets                                                          $5,357,785
                                                                      ==========

                            Absolute Potential, Inc.
                     f/k/a Absolute Waste Services, Inc. and
                          Thermacell Technologies, Inc.

                           Consolidated Balance Sheet
                                December 31, 2003
                                   (Unaudited)



Liabilities and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                $   890,677
    Related party payables                                              125,304
    Deferred revenue                                                     61,136
    Accrued expenses                                                    654,725
    Deferred Federal Income Tax                                         231,091
    Current portion of long term debt                                 1,309,193
                                                                    -----------
Total current liabilities
                                                                      3,272,126
                                                                    -----------

Long term liabilities:
    Notes payable                                                   $ 2,118,119
    Due to shareholders                                                 142,061
                                                                    -----------
Total long term liabilities                                           2,260,180
                                                                    -----------

Stockholders' deficit:
Series A Convertible Preferred Stock
      ($.001 par value; 27,500,000 shares authorized;
      27,000,000 shares issued and outstanding                           27,000
Common stock; $.0001 par value; 150,000,000 shares authorized;
      200,000 shares issued and outstanding                                  20
    Additional paid-in capital                                         (102,523)
    Common stock payable                                                539,983
    Retained deficit                                                   (639,001)

                                                                    -----------
Total stockholders' deficit                                            (174,521)
                                                                    -----------
Total liabilities and stockholders' deficit                         $ 5,357,785
                                                                    ===========


See notes to consolidated financial statements.

                            Absolute Potential, Inc.
                     f/k/a Absolute Waste Services, Inc. and
                          Thermacell Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                            Three Months
                                                         Ended December 31,
                                                    ---------------------------
                                                       2003            2002
                                                    -----------     -----------


Operating revenues                                  $ 1,738,598     $ 1,330,119
                                                    -----------     -----------

Operating Expenses                                    1,356,887       1,148,684
Selling, general and administrative expenses            490,995          54,673
Depreciation and amortization                           161,141         134,748
                                                    -----------     -----------

Net Income (Loss) from operations                      (270,425)         (7,986)


Other Income (Expense)

Interest Expense                                        (72,874)        (38,177)
Loss on Sale of Equipment                                  --            (1,975)
Other income (expense)                                    1,634         (13,842)
                                                    -----------     -----------

Loss before federal income taxes                       (341,665)        (61,980)


Income tax (expense) benefit
Current                                                    --              --
Deferred                                                  3,909           6,682
                                                    -----------     -----------

Operating Loss                                         (337,756)        (55,298)
                                                    ===========     ===========


Net loss per share                                  $     (1.69)    $     (0.28)
                                                    ===========     ===========

Weighted average number of
      common shares outstanding                         200,000         200,000
                                                    ===========     ===========


See notes to consolidated financial statements.



                                                   Absolute Potential, Inc.
                                            f/k/a Absolute Waste Services, Inc. and
                                                 Thermacell Technologies, Inc.

                                  Consolidated Statements of Changes in Stockholders' Deficit
                                                          (Unaudited)

                                             Three Months Ended December 31, 2003



                    Series A Con Pref Stock       Common Stock          Additional     Common
                     Number of                 Number of                  Paid-In       Stock        Retained
                      Shares       Amount       Shares       Amount       Capital      Payable        Deficit       Total
                    ----------   ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance at
October 1, 2003     27,000,000   $   27,000      200,000   $       20   ($ 102,523)   $  539,983    $ (301,245)   $  163,235


Net Loss                  --           --           --           --           --        (337,756)     (337,756)
                    ----------   ----------   ----------   ----------   ----------    ----------    ----------    ----------


Balance at
December 31, 2003   27,000,000   $   27,000      200,000   $       20   ($ 102,523)   $  539,983    $ (639,001)   $ (174,521)
                    ----------   ----------   ----------   ----------   ----------    ----------    ----------    ----------


See notes to consolidated financial statements.

                                                              6

                            Absolute Potential, Inc.
                     f/k/a Absolute Waste Services, Inc. and
                          Thermacell Technologies, Inc.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)



                                                           Three Months Ended
                                                              December 31,
                                                           2003          2002
                                                           ----          ----

Cash Flows from Operating Activities
Net Income (Loss)
                                                         (337,756)      (55,298)
Adjustments to Reconcile Net Income
     (Loss) to Net Cash Provided by
     Operating Activities:
         Loss on Sale of Fixed Assets                        --            --
         Provision for Bad Debts                             --            --
         Depreciation and Amortization                    161,141       134,748

Changes in Operating Assets and Liabilities:
         Accounts Receivable                             (113,811)      146,032
         Related Party Receivables                         43,538       (83,415)
         Other Receivables                                 15,442          --
         Prepaid Expenses and Other Assets                  2,180        58,276
         Deposits                                         (16,714)         --
         Bank Overdraft                                      --          (6,305)
         Accounts Payable                                 190,854       (45,098)
         Related Party Payables                            74,079          --
         Deferred Revenue                                    (271)      (45,656)
         Accrued Expenses                                  60,829        56,157
         Deferred Federal Income Tax                       (3,909)       38,456
                                                        ---------     ---------

Net Cash Provided by Operating Activities                  75,602       197,897

Cash Flows from Investing Activities:

Purchase of Property and Equipment                       (113,980)     (287,117)
                                                        ---------     ---------
Net Cash Used by Investing Activities                    (113,980)     (287,117)

Cash Flows from Financing Activities:

Principal Payments of Long-Term Debt                     (481,928)     (262,891)
         Proceeds from Long -Term Debt                    354,284       347,263
Net proceeds from line of credit                           29,337          --
Due From Shareholder/Member                               142,061         7,769
                                                        ---------     ---------

Net Cash Provided by Financing Activities                  43,754        92,141



Net Increase in Cash and Cash Equivalents                   5,376         2,921
Cash and Cash Equivalents, Beginning of Period             16,481         3,305
                                                        ---------     ---------
Cash and Cash Equivalents, End of Period                $  21,857     $   6,226
                                                        =========     =========
Supplemental Disclosures:

Cash Paid for Interest                                  $  70,136     $  38,177



See notes to consolidated financial statements.

                            Absolute Potential, Inc.
                     f/k/a Absolute Waste Services, Inc. and
                          Thermacell Technologies, Inc.

                   Notes to Consolidated Financial Statements
                      Three Months Ended December 31, 2003
                                   (Unaudited)


1.       Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended December 31, 2003 and 2002, (b) the financial position at December 31, 2003, and (c) cash flows for the three months ended December 31, 2003 and 2002, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes of Absolute Potential, Inc. (f/k/a Absolute Waste Services, Inc. and ThermaCell Technologies, Inc.)(the "Company") should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2003. The results of operations for the three-month period ended December 31, 2003 are not necessarily indicative of those to be expected for the entire year.

2.       Organization and Nature of Operations

Absolute Potential, Inc. (the "Company") was originally incorporated under the name ThermaCell Technologies, Inc. ("ThermaCell") as a Florida corporation in August 1993. In March 1997, ThermaCell closed on an initial public offering generating gross proceeds of approximately $4,950,000. In November 2001, ThermaCell filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court. On August 30, 2002, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 01-20854-8G1, issued an order confirming our Plan of Reorganization. On July 31, 2003, ThermaCell amended its articles of incorporation changing its name to Absolute Waste Services, Inc. and subsequently completed a reverse merger with Absolute Industries, LLC then on June 3, 2004 this agreement was rescinded as described in Note 3 to these financial statements. On June 15, 2005, Absolute Waste Services, Inc. amended its Articles of Incorporation changing its name to Absolute Potential, Inc. The Company's corporate headquarters is now located in Chicago, Illinois.

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

3.   Reverse Merger

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

In accordance with the terms of the Merger Agreement, 100% of the equity interests of Absolute were exchanged for 27,000,000 shares of the Company's Class A

                            Absolute Potential, Inc.
                     f/k/a Absolute Waste Services, Inc. and
                          Thermacell Technologies, Inc.

                          Notes to Financial Statements
                      Three Months Ended December 31, 2003
                                   (Unaudited)


3.       Reverse Merger (continued)

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

Accordingly, after the Merger the Company has 200,000 common shares outstanding and 27,000,000 preferred shares outstanding, each of which is converted into one
(1) common share. The Company agreed not to enter into any reverse stock splits until their stock is closed at or above $300.00 per share for 90 consecutive trading days, or until August 24, 2004, whichever occurs first.

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

On the date of acquisition, the former Thermacell operations had a net deficit of $442,298 which included accounts payable and accrued liabilities of $340,237 and stockholder advances of $102,061. It was determined that the fair value of the liabilities at that date approximate their carrying value.

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

                            Absolute Potential, Inc.
                     f/k/a Absolute Waste Services, Inc. and
                          Thermacell Technologies, Inc.

                   Notes to Consolidated Financial Statements
                      Three Months Ended December 31, 2003
                                   (Unaudited)


4.       Going Concern Considerations

The Company has a working capital deficit of approximately $2,058,000 at December 31, 2003 and a net loss for the three months then ended of approximately $338,000. In order to pay current liabilities on a timely basis, the Company will have to obtain additional capital or extend the terms of their borrowings. There are no assurances however, that management would be successful in obtaining the required additional capital or revising the repayment terms of their borrowings.

The working capital deficit, net loss, and the rescission of the Merger Agreement as discussed in Note 3 all raise substantial doubt about the Company's ability to continue as a going concern.

5.       Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three month periods ended December 31, 2003 and 2002. After giving effect to the one-for-100 reverse stock split (Note 10).The weighted average shares outstanding for the three month period ended December 31, 2003 and 2002 was 200,000 and 200,000 respectively.

6.       Shareholder Advances

During the three-month period ended December 31, 2003, a shareholder advanced approximately $142,000 to the Company to cover operating expenses. This advance is unsecured and has no specific repayment terms.

The above transaction is not necessarily indicative of a transaction that would have been entered into had a comparable transaction been entered into with independent parties.

7.       Long-Term Debt

The Company entered into a $250,000 demand note with a financial institution during the three months ended December 31, 2003. The Company entered into three additional debt agreements totaling approximately $103,000 during the same period.

8.       Segment Information

Effective October 1, 2003, the Company discontinued managing and evaluating their operations through reportable segments.

                            Absolute Potential, Inc.
                     f/k/a Absolute Waste Services, Inc. and
                          Thermacell Technologies, Inc.

                   Notes to Consolidated Financial Statements
                      Three Months Ended December 31, 2003
                                   (Unaudited)


9.       Commitments and Contingencies

The Company is involved in certain legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of these matters, the Company does not anticipate that any of these matters in aggregate will have a material adverse effect on the Company's business or consolidated financial position or results of operations.

10.      Subsequent Events

Purchase Agreement

Effective January 4, 2004 the Company entered into a purchase agreement with The Bob James Company, Inc. to purchase their Austin, Houston, and San Antonio routes and related equipment for approximately $500,000 cash and $500,000 in stock. Concurrently the Company entered into a consulting agreement with Bob James. On June 30, 2005 the company entered into a Mutual Final Settlement Agreement and Release, whereby the consulting agreement was terminated and the issuance of stock was cancelled.

Settlement Agreement

In June 2004, the Board of Directors of the Company unanimously adopted, and shareholders holding a majority of the Company's common stock approved, a resolution authorizing and approving a Mutual Settlement Agreement (the "Settlement Agreement". Pursuant to the Settlement Agreement, the effects of the Merger were unwound. In addition, each party released and discharged the other from any and all claims, actions and liabilities arising from or in connection with the Merger Agreement and the events leading up to and including the unwinding of the Merger. By its terms, these actions became effective on June 3, 2004, the effective date of the Settlement Agreement (the "Effective Date"). In connection with the unwinding of the Merger, the Company redeemed 27,000,000 shares of it's class A convertible preferred stock that were issued to the former members of Absolute. In Consideration for such redemption, the Company transferred to these parties all of the issued and outstanding stock of the Merger Sub. In addition, 70,000 shares of common stock issued in connection with the Merger have been returned to the Company and canceled. The Company ho longer has any ownership interest in Absolute, which is now 100% owned by the previous owners, and the previous owners no longer have any ownership interest in the Company.

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

Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. As a result of the Merger, we engaged in certain business operations as of December 31, 2003, the end of the fiscal quarter to which this report relates. Because the effects of the Merger have been unwound, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this Report on Form 10-QSB will treat us as a publicly held shell.

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

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

In June 2004, pursuant to a written consent in lieu of a special meeting, the holders of a majority of our common stock and all of our Series A preferred stock approved the unwinding of the effects of the Merger.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits
----------------

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

ABSOLUTE POTENTIAL, INC.
(Registrant)


By:  /s/  Thomas F. Duszynski                        Date:  June 19, 2006
   -------------------------------
          Thomas F. Duszynski
          Chief Executive Officer,
          Chief Financial Officer and
          Director
          (Principal Executive Officer and
          Principal Financial and Accounting Officer)