Form 10QSB/A
period 2004-03-31
ABSOLUTE POTENTIAL, INC.
filed 2006-11-29
CIK 1002360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

         As of November 24, 2006, the registrant had 646,103 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                             Absolute Potential, Inc
                    (f/k/a Absolute Waste Services, Inc, and
                         Thermacell Technologies, Inc).

                                      INDEX


                    Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                            Page

                                                                            ----
Part I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet -
            March 31, 2004................................................    4

         Consolidated Statements of Operations -
            Three & six months ended March 31, 2004 and 2003..............    6

         Consolidated Statements of Changes in Stockholders' Equity
            Six months ended March 31, 2004...............................    7

         Consolidated Statements of Cash Flows -
            Six months ended March 31, 2004 and 2003......................    8

         Notes to Consolidated Financial Statements. .....................    9

Item 2.  Management's Plan of Operation...................................    13

Item 3. Controls and
Procedures................................................................    17

Part II - Other Information

Item 1. Legal Proceedings.................................................    18

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds........    18

Item 3. Defaults Upon Senior Securities...................................    18

Item 4. Submission of Matters to a Vote of Security Holders...............    18

Item 5. Other Information.................................................    18

Item 6. Exhibits and Reports on Form 8-K..................................    18


 Signatures...............................................................    19


Explanatory Note

This Amendment No. 1 on Form 10-QSB (this "Amendment") amends the Quarterly Report on Form 10-QSB (the "Original Report") for the three & six months ended March 31, 2004 and 2003, which was originally filed with the Commission on May 27, 2005. We are filing this amendment in response to a comment letter received from the Commission in connection with the review of the Original Report.

We have restated our consolidated financial statements for the fiscal years ended September 30, 2003 and 2004, to add information related to the Merger with Absolute Industries, LLC for the period from the effective date of the Merger through the date the Merger was unwound. Except for the restated financial information set forth in Part I-Item 1 and the description of the unwinding of the Merger in Part I-Item 2 and Part II-Item 4, no other information included in the Original Report is amended by this Amendment. All applicable financial information contained in this Quarterly Report on Form 10-QSB gives effect to these restatements. Consequently, you should not rely upon the financial statements originally filed with the Commission on May 27, 2005, in our Forms 10-KSB for the fiscal years ended September 30, 2003 and 2004 and the related auditor's report therein, our audited financial statements for all interim periods through June 30, 2004, and any financial statements for above-mentioned fiscal periods that have been included in previous announcements.

For information concerning the background of the restatements and the specific adjustments made on an annual and quarterly basis, see the Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

PART I

Item 1. Financial Statements
----------------------------


                            Absolute Potential, Inc.
                    (f/k/a Absolute Waste Services, Inc. and
                         Thermacell Technologies, Inc).
                           Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)


Assets

Current assets:
     Cash                                                             $    3,036
     Accounts receivable, net of allowance of $30,182                  1,787,629
     Related party receivables                                            23,472
     Other receivables                                                    22,655
     Prepaid expense                                                     372,772
     Inventory                                                            22,879
                                                                      ----------
Total current assets                                                   2,232,443
                                                                      ----------

Property and equipment, net                                           $2,988,735
                                                                      ----------
Other assets:
     Other intangible assets, net                                     $1,434,264
     Deposits                                                             48,432
                                                                      ----------
Total other assets                                                     1,482,696
                                                                      ----------

Total assets                                                          $6,703,874
                                                                      ==========


See notes to consolidated financial statements.

                            Absolute Potential, Inc.
                    (f/k/a Absolute Waste Services, Inc. and
                         Thermacell Technologies, Inc).
                           Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)



Liabilities and Stockholders' Deficit

Current liabilities:
    Bank overdraft                                                  $    70,124
    Accounts payable                                                  1,512,029
    Related party payables                                               45,869
    Deferred revenue                                                    175,301
    Accrued expenses                                                    799,168
    Deferred federal income tax                                         231,091
    Current portion of long term debt
                                                                      1,704,015

                                                                    -----------
Total current liabilities                                             4,537,597

                                                                    -----------


Long term liabilities:
    Notes payable                                                   $ 2,266,359
    Due to shareholders                                                 142,061

                                                                    -----------
Total long term liabilities                                           2,408,420

                                                                    -----------

Stockholders' deficit:
Series A Convertible Preferred Stock
      ($.001 par value; 27,500,000 shares authorized;
      27,000,000 shares issued and outstanding                           27,000
Common stock; $.0001 par value; 150,000,000 shares authorized;
      700,000 shares issued and outstanding                                  70
Additional paid-in capital                                              (88,823)
Common stock payable                                                    539,983
Retained deficit                                                       (720,373)

                                                                    -----------
Total stockholders' deficit                                            (242,143)

                                                                    -----------
Total liabilities and stockholders' deficit                         $ 6,703,874

                                                                    ===========


See notes to consolidated financial statements.



                                   Absolute Potential, Inc.
                           (f/k/a Absolute Waste Services, Inc. and
                                Thermacell Technologies, Inc.)
                                   Statements of Operations
                                          (Unaudited)



                                     Three Months Ended March 31,   Six Months Ended March 31,
                                     ----------------------------   --------------------------
                                          2004           2003           2004           2003
                                      --------------------------    --------------------------

Operating revenues                    $ 2,488,306    $   620,119    $ 4,226,904    $ 1,950,238

                                      -----------    -----------    -----------    -----------

Operating Expenses                      1,845,813        438,873      3,202,700      1,587,557
Selling, general and administrative       513,927        152,874      1,004,922        207,547
Depreciation and amortization             163,184         68,889        324,325        203,637

                                      -----------    -----------    -----------    -----------
Net loss from operations                  (34,618)       (40,517)      (305,043)       (48,503)


Other Income (Expense)

Interest expense                          (61,691)       (91,517)      (134,565)      (129,694)
Other income (expense)                      6,831        (77,520)         8,465        (79,495)
Gain (loss) on Sale of Assets               8,106         11,867          8,106         (1,975)

                                      -----------    -----------    -----------    -----------
Loss before federal income tax            (81,372)      (197,687)      (423,037)      (259,667)


Income tax (expense) benefit
Current                                      --             --             --             --
Deferred                                     --             --            3,909          6,682

                                      -----------    -----------    -----------    -----------
Operating Loss                        $   (81,372)   $  (197,687)   $  (429,128)   $  (252,985)

                                      ===========    ===========    ===========    ===========


Net loss per share                    $      (.12)   $      (.98)   $      (.97)   $     (1.26)

                                      ===========    ===========    ===========    ===========

Weighted average number of
      common shares outstanding           683,516        200,000        440,437        200,000

                                      ===========    ===========    ===========    ===========


See notes to consolidated financial statements.

                                              6



                                                      Absolute Potential, Inc.
                                              (f/k/a Absolute Waste Services, Inc. and
                                                   Thermacell Technologies, Inc.)

                                     Consolidated Statements of Changes in Stockholders' Equity
                                                             (Unaudited)

                                                   Six Months Ended March 31, 2004



                            Series A Con  Pref  Stock Common Stock               Additional      Common
                             Number of                 Number of                  Paid-In        Stock        Retained
                               Shares       Amount       Shares       Amount      Capital       Payable        Deficit      Total
                             ----------   ----------   ----------   ----------   ----------    ----------   ----------   ----------
Balance at October 1, 2003   27,000,000   $   27,000      200,000   $       20   $ (102,523)   $  539,983   $ (301,245)  $  163,235

Issuance of common stock           --           --        500,000           50       13,700          --           --         13,750

Net Loss                           --           --           --           --           --            --       (419,128)    (419,128)
                             ----------   ----------   ----------   ----------   ----------    ----------   ----------   ----------


Balance at March 31, 2004    27,000,000   $   27,000      700,000   $       70   $  (88,823)   $  539,983   $ (720,373)  $ (242,143)
                             ==========   ==========   ==========   ==========   ==========    ==========   ==========   ==========


See notes to consolidated financial statements.

                                                                  7



                              Absolute Potential, Inc.
                       f/k/a Absolute Waste Services, Inc and
                            Thermacell Technologies, Inc.

                        Consolidated Statement of Cash Flows
                                     (Unaudited)


                                                                Six Months Ended
                                                                    March 31,
                                                              2004            2003
                                                              ----            ----
Cash Flows from Operating Activities

Net Income (Loss)                                           (419,128)      (252,985)

Adjustments to Reconcile Net Income
     (Loss) to Net Cash Provided by
     Operating Activities:
         (Gain) Loss on Sale of Property and Equipment        (8,106)         1,975
         Provision for Bad Debts                              43,366           --
         Depreciation and Amortization                       324,325        203,637
         Deferred Federal Income Tax                          (3,909)         6,682

Changes in Operating Assets and Liabilities:
         Accounts Receivables                             (1,030,412)       601,001
         Related Party Receivables                           165,900       (602,127)
         Prepaid Expenses and Other Assets                  (249,644)       (93,942)
         Accounts Payable                                    812,205        (63,701)
         Related Party Payables                              (55,356)        48,510
         Deferred Revenue                                    113,894        (42,646)
         Accrued Expenses                                    205,271         (4,188)
                                                         -----------    -----------

Net Cash Used by Operating Activities                       (101,594)      (197,784)

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment                  62,500          1,975
Purchase of Property and Equipment                          (279,292)      (263,064)
Purchase of Intangible Asset                                (352,000)          --
Purchase of Partnership Interest                                --         (269,629)
                                                         -----------    -----------

Net Cash Used by Investing Activities                       (568,792)      (530,718)

Cash Flows from Financing Activities:

Bank Overdraft                                                70,124         (6,305)
Increase in Stockholder Payable                              142,061           --
Net proceeds from Line of Credit                             122,841           --
Distribution to Partners                                        --          149,776
Principal Payments of Long-Term Debt                        (727,037)      (350,229)
Proceeds from Long-Term Debt                               1,048,952        975,670
                                                         -----------    -----------
Net Cash Provided by Financing Activities                    656,941        775,217
                                                         -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents         (13,445)        40,410
Cash and Cash Equivalents, Beginning of Period                16,481          3,305
                                                         -----------    -----------

Cash and Cash Equivalents, End of Period                 $     3,036    $    43,715
                                                         ===========    ===========

Supplemental Disclosures:

Cash Paid for Interest                                   $   134,565    $   129,694

Non-Cash Transactions:

Intangible Assets Received for Stock                          13,750    $      --


See notes to consolidated financial statements.

                                         8

                            Absolute Potential, Inc.
                    (f/k/a Absolute Waste Services, Inc. and
                          Thermacell Technologies, Inc.

                   Notes to Consolidated Financial Statements
                         Six Months Ended March 31, 2004
                                   (Unaudited)



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

2.       Organization and Nature of Operations

Absolute Potential, Inc. (the "Company") was originally incorporated under the name ThermaCell Technologies, Inc. ("ThermaCell") as a Florida corporation in August 1993. In March 1997, ThermaCell closed on an initial public offering generating gross proceeds of approximately $4,950,000. In November 2001, ThermaCell filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court. On August 30, 2002, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 01-20854-8G1, issued an order confirming our Plan of Reorganization. On July 31, 2003, ThermaCell amended its articles of incorporation changing its name to Absolute Waste Services, Inc. and subsequently completed a reverse merger with Absolute Industries, LLC. On June 3, 2004, this agreement was rescinded as described in Note 3 to these financial statements. On June 15, 2005, Absolute Waste Services, Inc. amended its Articles of Incorporation changing its name to Absolute Potential, Inc. The Company's corporate headquarters are now located in Chicago, Illinois.

Absolute Industries, LLC was a Texas limited liability company and was engaged in collection, disposal, remediation and transportation of waste for residential and commercial companies primarily in South Texas. In addition, this company rented containers for waste storage and disposal. During 2005, this company filed Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court.

3.       Reverse Merger

On August 23, 2003, the Company closed on an Agreement and Plan of Merger ("Merger Agreement") with Absolute Industries, LLC ("Absolute"). The merger with Absolute was management's initial step to effect a consolidation of small to medium size businesses in the solid waste disposal industry.

Pursuant to the terms of the Merger Agreement, Absolute merged into a newly formed Texas corporate subsidiary of the Company with the newly formed subsidiary being the surviving entity. As such, the prior business and operations of Absolute were contained in the Company's wholly owned Texas subsidiary, Absolute Waste Acquisitions, Inc.

In accordance with the terms of the Merger Agreement, 100% of the equity interests of Absolute were exchanged for 27,000,000 shares of the Company's Class A Convertible Preferred Stock. Each share of preferred stock was convertible into one (1) share of common stock and entitled to three (3) votes.

                            Absolute Potential, Inc.
                     f/k/a Absolute Waste Services, Inc. and
                          Thermacell Technologies, Inc.

                          Notes to Financial Statements
                         Six Months Ended March 31, 2004
                                   (Unaudited)



3.       Reverse Merger (continued)



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

                            Absolute Potential, Inc.
                     f/k/a Absolute Waste Services, Inc. and
                          Thermacell Technologies, Inc.

                   Notes to Consolidated Financial Statements
                         Six Months Ended March 31, 2004
                                   (Unaudited)



4.       Going Concern Considerations

The Company has a working capital deficit of approximately $2,245,000 at March 31, 2004 and a net loss for the six months then ended of approximately $419,000. In order to pay current liabilities on a timely basis, the Company will have to obtain additional capital or extend the terms of their borrowings. There are no assurances however, that management would be successful in obtaining the required additional capital or revising the repayment terms of their borrowings.

The working capital deficit, net loss, and the rescission of the Merger Agreement as discussed in Note 3 all raise substantial doubt about the Company's ability to continue as a going concern.

5.       Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and six month periods ended March 31, 2004 and 2003. After giving effect to the one-for-100 reverse stock split (Note
10).The weighted average shares outstanding for the three and six month period ended March 31, 2004 and 2003 was 683,516 and 440,437 and 200,000 and 200,000
respectively.

6.       Shareholder Advances

During the six-month period ended March 31, 2004, a shareholder advanced approximately $142,000 to the Company to cover operating expenses. This advance is unsecured and has no specific repayment terms.

The above transaction is not necessarily indicative of a transaction that would have been entered into had a comparable transaction been entered into with independent parties.

7.       Long-Term Debt

The Company entered into a $250,000 demand note with a financial institution during the six months ended March 31, 2004. The Company entered into three additional debt agreements totaling approximately $103,000 during the same period.

8.       Segment Information

Effective October 1, 2003, the Company discontinued managing and evaluating their operations through reportable segments.

                            Absolute Potential, Inc.
                     f/k/a Absolute Waste Services, Inc. and
                          Thermacell Technologies, Inc.

                   Notes to Consolidated Financial Statements
                         Six Months Ended March 31, 2004
                                   (Unaudited)



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

10.      Purchase Agreement

Effective January 4, 2004, the Company entered into a purchase agreement with The Bob James Company, Inc. to purchase their Austin, Houston, and San Antonio routes and related equipment for approximately $500,000 cash and 500,000 in stock. The stock has been valued by management at $0.0295 per share, or $13,750 on the date of transfer. Concurrently, the Company entered into a consulting agreement with Bob James. On June 30, 2005 the company entered into a Mutual Final Settlement Agreement and Release, whereby the consulting agreement was terminated and the issuance of stock was cancelled.

11.      Subsequent Events

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

Item 2. Management's Plan of Operation
--------------------------------------

Information included in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. See the" Risk Factors" section of our Annual Report on Form 10-KSB filed on May 27, 2005.

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

Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. As a result of the Merger, we engaged in certain business operations as of March 31, 2004, the end of the fiscal quarter to which this report relates. Because the effects of the Merger have been unwound, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this Report on Form 10-QSB will treat us as a publicly held shell.

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

As of March 31, 2004, we have accounts payable of $115,269, and a payroll tax obligation of $273,812. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

Critical Accounting Policies
----------------------------
Management's Discussion and Analysis discusses our audited consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these audited consolidated financial statements requires us to make estimates and assumptions that affect the assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies require significant judgments, estimates and assumptions used in the preparation of the audited consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

In connection with the Merger in August 2003, we issued 27,000,000 shares of Class A convertible preferred stock to the former members of Absolute Services, LLC, and we also issued 10,000,000 shares of common stock to certain other parties that provided services in connection with the Merger. The issuance of our preferred stock has been rescinded in connection with the Merger. In addition, 7,000,000 shares of common stock issued in connection with the Merger have been returned to us. The above shares are on a pre-split basis.

In May 2005, Augustine Fund, L.P., one of our shareholders, converted $189,877 in advances previously made to us into 47,469,250 shares of our common stock on a pre-split basis.

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

Item 6. Exhibits.
-----------------

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

ABSOLUTE POTENTIAL, INC.
(Registrant)


By:  /s/  Thomas F. Duszynski                          Date:  November 28, 2006
   -------------------------------
          Thomas F. Duszynski
          Chief Executive Officer,
          Chief Financial Officer and
          Director
          (Principal Executive Officer and
          Principal Financial and Accounting Officer)