Form 10QSB/A
period 2004-06-30
ABSOLUTE POTENTIAL, INC.
filed 2007-01-12
CIK 1002360

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

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     As of December 15, 2006, the registrant had 646,103 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                             Absolute Potential, Inc
                    (f/k/a Absolute Waste Services, Inc, and
                         Thermacell Technologies, Inc).
                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)


                                      INDEX


                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet -
            June 30, 2004.................................................     4

         Statements of Operations -
            Three months and nine months ended
            June 30, 2004 and 2003........................................     5

         Consolidated Statements of Changes in Stockholders' Deficit
            Nine months ended June 30, 2004...............................     6

         Consolidated Statements of Cash Flows -
            Nine months ended
            June 30, 2004 and 2003........................................     7

         Notes to Consolidated Financial Statements. .....................     8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................    12

Item 3.  Controls and Procedures..........................................    16

Part II - Other Information

Item 1.  Legal Proceedings................................................    16

Item 2.  Unregistered Sales of Equity and Use of Proceeds.................    17

Item 3.  Defaults Upon Senior Securities..................................    17

Item 4.  Submission of Matters to a Vote of Security Holders..............    17

Item 5.  Other Information................................................    17

Item 6.  Exhibits.........................................................    17

Signatures................................................................    18

Explanatory Note

This Amendment No. 1 on Form 10-QSB (this "Amendment") amends the Quarterly Report on Form 10-QSB (the "Original Report") for the nine months ended June 30, 2004 and 2003, which was originally filed with the Commission on May 27, 2005. We are filing this amendment in response to a comment letter received from the Commission in connection with the review of the Original Report.

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

PART I

Item 1.  Financial Statements
-----------------------------



                             Absolute Potential, Inc
                    (f/k/a Absolute Waste Services, Inc. and
                         Thermacell Technologies, Inc).
                           Consolidated Balance Sheet
                                  June 30, 2004
                                   (Unaudited)



Assets
Cash                                                                  $      27
                                                                      ---------
Total Assets                                                          $      27
                                                                      =========

Liabilities and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                  $ 139,455
    Accrued payroll taxes                                               233,311
                                                                      ---------
Total current liabilities                                               372,766
                                                                      ---------
Long term liabilities - shareholder loan                                142,061

Stockholders' deficit:
Preferred stock; $.001 par value; 50,000,000 shares authorized;
      No shares issued and outstanding                                     --
Common Stock
      ($.0001 par value; 150,000,000 shares authorized;
      130,000 shares issued and outstanding                                  13
    Additional paid-in capital                                         (104,441)
    Common stock payable                                                539,983
    Retained deficit                                                   (950,355)
                                                                      ---------
Total stockholders' deficit                                            (514,800)
                                                                      ---------
Total liabilities and stockholders' deficit                           $      27
                                                                      =========


See notes to consolidated financial statements.





                                 Absolute Potential, Inc
                        (f/k/a Absolute Waste Services, Inc. and
                             Thermacell Technologies, Inc.)
                                Statements of Operations
                                       (Unaudited)



                                             Three Months              Nine Months
                                             Ended June 30,           Ended June 30,
                                        ----------------------   ----------------------
                                           2004         2003        2004         2003
                                        ----------------------   ----------------------

Operating revenues                      $    --      $    --     $    --      $    --
                                        ---------    ---------   ---------    ---------

Operating Expenses                           --           --          --           --
Selling, general and administrative        23,548         --        51,137         --
Depreciation and amortization                --           --          --           --
                                        ---------    ---------   ---------    ---------

                                          (23,548)        --       (51,137)        --

Other Income (Expense)

Interest expense                             --           --          --           --
Other income (expense)                       --           --          --           --
Gain (loss) on Sale of Assets                --           --          --           --
                                        ---------    ---------   ---------    ---------
Income (loss) from continuing
   Operations before income tax           (23,548)        --       (51,137)        --

Income tax (expense) benefit
Current                                      --           --          --           --
Deferred                                     --           --          --           --
                                        ---------    ---------   ---------    ---------
Loss from continuing operations           (23,548)        --       (51,137)        --

Discontinued operations:

Income (Loss) (net of tax) from
discontinued operations                  (351,541)     262,577    (766,759)       9,952
Gain (net of tax) from disposition of
   discontinued operations                168,786         --       168,786         --
                                        ---------    ---------   ---------    ---------
Loss from discontinued operations        (206,435)        --      (597,973)        --
                                        ---------    ---------   ---------    ---------

Net income (loss)                       $(229,983)   $ 262,577   $(649,110)   $   9,592
                                        =========    =========   =========    =========

Loss per share from continuing
   operations                           $    (.04)   $    --     $    (.11)   $    --
                                        =========    =========   =========    =========
Loss per share from discontinued
   operations                           $    (.39)   $    1.31   $   (1.63)   $     .05
                                        =========    =========   =========    =========

Net loss per share                      $    (.43)   $    1.31   $   (1.38)   $     .05

                                        =========    =========   =========    =========
Weighted average number of
      common shares outstanding           530,079      200,000     470,474      200,000
                                        =========    =========   =========    =========


See notes to consolidated financial statements.






                                Absolute Potential, Inc
                       (f/k/a Absolute Waste Services, Inc. and
                            Thermacell Technologies, Inc.)

              Consolidated Statements of Changes in Stockholders' Equity
                                      (Unaudited)

                            Nine Months Ended June 30, 2004





                            Series A Con Preferred Stock          Common Stock
                            ----------------------------          ------------
                              Number of                     Number of
                                Shares         Amount         Shares         Amount
                             -----------    -----------    -----------    -----------
Balance at October 1, 2003    27,000,000    $    27,000        200,000    $        20

Issuance of common stock            --             --          500,000             50

Preferred stock redeemed     (27,000,000)       (27,000)          --             --

Common stock redeemed               --             --         (500,000)           (50)

Common stock redeemed               --             --          (70,000)            (7)

Net Loss                            --             --             --             --
                             -----------    -----------    -----------    -----------


Balance at June 30, 2004            --      $      --          130,000    $        13
                             ===========    ===========    ===========    ===========






                                Absolute Potential, Inc
                       (f/k/a Absolute Waste Services, Inc. and
                            Thermacell Technologies, Inc.)

              Consolidated Statements of Changes in Stockholders' Equity
                                      (Unaudited)

                            Nine Months Ended June 30, 2004
                                      (Continued)



                              Additional      Common
                               Paid-In        Stock          Retained
                               Capital        Payable        Deficit         Total
                             -----------    -----------   -----------    -----------
Balance at October 1, 2003   $  (102,523)   $   539,983   $  (301,245)   $   163,235

Issuance of common stock          13,700           --            --           13,750

Preferred stock redeemed            --             --            --          (27,000)

Common stock redeemed            (13,700)          --            --          (13,750)

Common stock redeemed             (1,918)          --            --           (1,925)

Net Loss                            --             --        (649,110)      (649,110)
                             -----------    -----------   -----------    -----------


Balance at June 30, 2004     $  (104,441)   $   539,983   $  (950,355)   $  (514,800)
                             ===========    ===========   ===========    ===========



See notes to consolidated financial statements.

                                       6(Con't)

                            Absolute Potential, Inc.
                    (f/k/a Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                       Nine Months Ended
                                                            June 30,
                                                      2004            2003
                                                  -----------      -----------
Cash Flows from Operating Activities
Net Income (Loss)                                 $  (649,110)     $    (9,592)


Adjustments to Reconcile Net Loss


         to Net Cash Provided by
         Operating Activities:
         (Gain) Loss on Sale of Property and
            Equipment                                  (7,360)           1,975
         Gain on disposition of
           discountinued operations                  (168,789)            --
         Provision for Bad Debts                       31,206             --
         Depreciation and Amortization                422,028          241,267
         Deferred Federal Income Tax                   (3,909)          15,058
Changes in Operating Assets and Liabilities:
                  Accounts Receivables               (668,202)          62,873
         Related Party Receivables                    167,606         (192,158)
         Prepaid Expenses and Other Assets           (844,522)         (60,663)
         Accounts Payable                           1,263,048          150,578
         Related Party Payables                       (80,270)            --
         Deferred Revenue                              44,886          (42,255)
         Accrued Expenses                             171,637           45,148
                                                  -----------      -----------
Net Cash (Used)Provided by Operating Activities      (321,747)         331,415

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment           69,693            1,975
Purchase of Property and Equipment                   (455,890)        (811,219)
Purchase of Partnership Interest                         --            (12,780)
                                                  -----------      -----------
Net Cash Used by Investing Activities                (386,197)        (822,024)

Cash Flows from Financing Activities:
Net Proceeds from Line of Credit                       82,067             --
Bank Overdraft                                         95,030           (6,305)
Increase in Stockholder Payable                       142,061             --
Net distributions to partners                            --            (83,441)
Principal Payments of Long-Term Debt                 (918,838)        (467,072)
Proceeds from Long-Term Debt                        1,292,218        1,085,911
                                                  -----------      -----------
Net Cash Provided by Financing Activities             693,218          529,093
                                                  -----------      -----------

Cash Distributed to Discontinued Operations            (1,728)            --

Net Increase in Cash and Cash Equivalents             (16,454)          38,484
Cash and Cash Equivalents,
     Beginning of Period                               16,481            3,305
                                                  -----------      -----------

Cash and Cash Equivalents, End of Period          $        27           41,789
                                                  ===========      ===========

Supplemental Disclosures:
Cash Paid for Interest                            $   190,763      $   201,366


Non-Cash Transactions:


Property and Equipment Received for Stock         $   148,000      $      --


Intangible Assets Received for Stock                  365,750             --
Property and Equipment Acquired through
   Execution of Notes Payable                            --            214,484
Other Intangible Assets Acquired through
   Execution of Notes Payable                            --            506,452
Other Intangible Assets Acquired through
   Issuance of Members' Interest                         --            405,000

See notes to consolidated financial statements.

                            Absolute Potential, Inc.
                    (f/k/a Absolute Waste Services, Inc. and
                          Thermacell Technologies, Inc.

                   Notes to Consolidated Financial Statements
                         Nine Months Ended June 30, 2004
                                   (Unaudited)



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

3.   Reverse Merger and Discontinued Operations

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

In accordance with the terms of the Merger Agreement, 100% of the equity interests of Absolute were exchanged for 27,000,000 shares of the Company's Class A

                            Absolute Potential, Inc.
                     f/k/a Absolute Waste Services, Inc. and
                          Thermacell Technologies, Inc.

                          Notes to Financial Statements
                         Nine Months Ended June 30, 2004
                                   (Unaudited)



3.       Reverse Merger and Discontinued Operations (continued)

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

Discontinued Operations - Settlement Agreement

In June 2004, the Board of Directors of the Company unanimously adopted, and shareholders holding a majority of the Company's common stock approved, a resolution authorizing and approving a Mutual Settlement Agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the effects of the Merger were unwound. In addition, each party released and discharged the other from any and all claims, actions and liabilities arising from or in connection with the Merger Agreement and the events leading up to and including the unwinding of the Merger. By its terms, these actions became effective on June 3, 2004, the effective date of the Settlement Agreement (the "Effective Date"). In connection with the unwinding of the Merger, the Company redeemed 27,000,000 shares of its class A convertible preferred stock that were issued to the former members of Absolute. In consideration for such redemption, the Company transferred to these parties all of the issued and outstanding stock of the Merger Sub. In addition, 70,000 shares of common stock issued in connection with the Merger have been returned to the Company and canceled. The Company no longer has any ownership interest in Absolute, which is now 100% owned by the previous owners, and the previous owners no longer have any ownership interest in the Company.

The Company transferred $6,530,468 in total assets including $1,728 in cash and $1,822,566 in other current assets, $4,378,822 in current liabilities,
$2,277,732 in long-term debt and redeemed $42,675 in equity as part of the rescission. The revenue and pre-tax loss associated with the discontinued operations through May 31, 2004 for the three and nine months ended June 30, 2006 were $1,585,582 and $5,812,486 and ($351,541) and ($770,668), respectively.
The Company recognized a minor tax benefit in the amount of $3,909 for the nine months ended June 30, 2004 and no tax expense or benefit on the gain from discontinued operations due to continuing expected operating losses.

                            Absolute Potential, Inc.
                     f/k/a Absolute Waste Services, Inc. and
                          Thermacell Technologies, Inc.

                   Notes to Consolidated Financial Statements
                         Nine Months Ended June 30, 2004
                                   (Unaudited)


4.       Going Concern Considerations

The Company has a working capital deficit of approximately $373,000 at June 30, 2004 and a net loss for the nine months then ended of approximately $649,000. In order to pay current liabilities on a timely basis, the Company will have to obtain additional capital or extend the terms of their borrowings. There are no assurances however, that management would be successful in obtaining the required additional capital or revising the repayment terms of their borrowings.

The working capital deficit, net loss, and the rescission of the Merger Agreement as discussed in Note 3 all raise substantial doubt about the Company's ability to continue as a going concern.

5.       Purchase Agreement

Effective January 4, 2004, the Company entered into a purchase agreement with The Bob James Company, Inc. to purchase their Austin, Houston, and San Antonio routes and related equipment for approximately $500,000 cash and $500,000 in stock. The stock has been valued by management at $0.0295 per share, or $13,750, on the date of transfer. Concurrently, the Company entered into a consulting agreement with Bob James. On June 30, 2005, the Company entered into a Mutual Final Settlement Agreement and Release, whereby the consulting agreement was terminated and the issuance of stock was cancelled.

6.       Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and nine month periods ended June 30, 2004 and 2003. After giving effect to the one-for-100 reverse stock split (Note
10).The weighted average shares outstanding for the three and nine month period ended June 30, 2004 and 2003 was 530,079 and 470,774 and 200,000 and 200,000
respectively.

7.       Shareholder Advances

During the nine-month period ended June 30, 2004, a shareholder advanced approximately $142,000 to the Company to cover operating expenses. This advance is unsecured and has no specific repayment terms.

The above transaction is not necessarily indicative of a transaction that would have been entered into had a comparable transaction been entered into with independent parties.

8.       Long-Term Debt

The Company entered into demand notes ranging from $50,000 to $450,000 during the nine months ended June 30, 2004. Interest on these demand notes range from 7% to 8.5%. The Company also entered into various term notes ranging from approximately $20,000 to $109,000. Interest on these term notes range from 5.85% to 8.13% with maturities ranging from 3-5 years. These loans were transferred out in the rescission, see note 3.

9.       Segment Information

Effective October 1, 2003, the Company discontinued managing and evaluating their operations through reportable segments.

                            Absolute Potential, Inc.
                     f/k/a Absolute Waste Services, Inc. and
                          Thermacell Technologies, Inc.

                   Notes to Consolidated Financial Statements
                         Nine Months Ended June 30, 2004
                                   (Unaudited)




10.      Commitments and Contingencies

The Company is involved in certain legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of these matters, the Company does not anticipate that any of these matters in aggregate will have a material adverse effect on the Company's business or consolidated financial position or results of operations.


11.      Subsequent Events

Reverse Stock Split

During the year ended September 30, 2005, the company issued 474,683 shares of stock to a related party in lieu of payments on debt.

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

Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. As a result of the Merger, we engaged in certain business operations as of June 30, 2004, the end of the fiscal quarter to which this report relates. Because the effects of the Merger have been unwound, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this Report on Form 10-QSB will treat us as a publicly held shell.

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

As of June 30, 2004, we have accounts payable of $129,455, and a payroll tax obligation of $233,311. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

Critical Accounting Policies
----------------------------
Management's Discussion and Analysis discusses our consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies require significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements.

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

In connection with a purchase agreement effective January 4, 2004, with the Bob James Company, we issued 500,000 shares of common stock. The assets purchased were included in the discontinued operations when the above merger was rescinded and the issuance of stock was cancelled as of June 4, 2004.

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


                                           ABSOLUTE POTENTIAL, INC.
                                           (Registrant)


Date:  January 9, 2007                     By:  /s/  Thomas F. Duszynski
                                              --------------------------------
                                                     Thomas F. Duszynski
                                                     Chief Executive Officer,
                                                     Chief Financial Officer and
                                                     Director
                                                     (Principal Executive
                                                     Officer and Principal
                                                     Financial and Accounting
                                                     Officer)