Form 10QSB/A
period 2004-06-30
ABSOLUTE POTENTIAL, INC.
filed 2007-01-30
CIK 1002360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A2

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

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     As of January 17, 2006, the registrant had 646,103 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                             Absolute Potential, Inc
                    (f/k/a Absolute Waste Services, Inc, and
                         Thermacell Technologies, Inc).
                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)


                                      INDEX


                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheet -
            June 30, 2004.................................................     4

         Statements of Operations -
            Three months and nine months ended
            June 30, 2004 and 2003........................................     5

         Consolidated Statements of Changes in Stockholders' Deficit
            Nine months ended June 30, 2004...............................     6

         Consolidated Statements of Cash Flows -
            Nine months ended
            June 30, 2004 and 2003........................................     7

Notes to Consolidated Financial Statements. ..............................     9

Item 2.  Management's Plan of Operation...................................    13

Item 3.  Controls and Procedures..........................................    17

Part II - Other Information

Item 1.  Legal Proceedings................................................    17

Item 2.  Unregistered Sales of Equity and Use of Proceeds.................    18

Item 3.  Defaults Upon Senior Securities..................................    18

Item 4.  Submission of Matters to a Vote of Security Holders..............    18

Item 5.  Other Information................................................    18

Item 6.  Exhibits.........................................................    18

Signatures................................................................    19

Explanatory Note

This Amendment No. 2 on Form 10-QSB (this "Amendment No. 2") amends the Quarterly Report on Form 10-QSB (the "Original Report") for the nine months ended June 30, 2004 and 2003, which was originally filed with the Commission on May 27, 2005 and amended on January 12, 2007 ("Amendment No. 1"). We are filing this Amendment No.2 to correct material errors in the Consolidated Statements of Cash Flows caught by our auditors after further review. Except for these changes, no other material amendments were made to Amendment No. 1.

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





                                 Absolute Potential, Inc
                        (f/k/a Absolute Waste Services, Inc. and
                             Thermacell Technologies, Inc.)
                                Statements of Operations
                                       (Unaudited)



                                             Three Months              Nine Months
                                             Ended June 30,           Ended June 30,
                                        ----------------------   ----------------------
                                           2004         2003        2004         2003
                                        ----------------------   ----------------------

Operating revenues                      $    --      $    --     $    --      $    --
                                        ---------    ---------   ---------    ---------

Operating Expenses                           --           --          --           --
Selling, general and administrative        23,548         --        51,137         --
Depreciation and amortization                --           --          --           --
                                        ---------    ---------   ---------    ---------

                                          (23,548)        --       (51,137)        --

Other Income (Expense)

Interest expense                             --           --          --           --
Other income (expense)                       --           --          --           --
Gain (loss) on Sale of Assets                --           --          --           --
                                        ---------    ---------   ---------    ---------
Income (loss) from continuing
   Operations before income tax           (23,548)        --       (51,137)        --

Income tax (expense) benefit
Current                                      --           --          --           --
Deferred                                     --           --          --           --
                                        ---------    ---------   ---------    ---------
Loss from continuing operations           (23,548)        --       (51,137)        --

Discontinued operations:

Income (Loss) (net of tax) from
discontinued operations                  (351,541)     262,577    (766,759)       9,592
Gain (net of tax) from disposition of
   discontinued operations                168,786         --       168,786         --
                                        ---------    ---------   ---------    ---------
Loss from discontinued operations        (182,755)        --      (597,973)        --
                                        ---------    ---------   ---------    ---------

Net income (loss)                       $(206,303)   $ 262,577   $(649,110)   $   9,592
                                        =========    =========   =========    =========

Loss per share from continuing
   operations                           $    (.04)   $    --     $    (.11)   $    --
                                        =========    =========   =========    =========
Loss per share from discontinued
   operations                           $    (.35)   $    1.31   $   (1.27)   $     .05
                                        =========    =========   =========    =========

Net loss per share                      $    (.39)   $    1.31   $   (1.38)   $     .05

                                        =========    =========   =========    =========
Weighted average number of
      common shares outstanding           530,079      200,000     470,474      200,000
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

                                       6(Con't)

                            Absolute Potential, Inc.
                    (f/k/a Absolute Waste Services, Inc. and
                         ThermaCell Technologies, Inc.)

                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                       Nine Months Ended
                                                            June 30,
                                                      2004            2003
                                                  -----------      -----------
Cash Flows from Operating Activities
Net (Loss) Income                                  $  (649,110)     $     9,592


Adjustments to Reconcile Net Loss


         to Net Cash Provided by
         Operating Activities:
         (Gain) Loss on Sale of Property and
            Equipment                                  (7,360)           1,975
         Gain on disposition of
           discountinued operations                  (168,789)            --
         Provision for Bad Debts                       31,206             --
         Depreciation and Amortization                422,028          241,267
         Deferred Federal Income Tax                   (3,909)          15,058
Changes in Operating Assets and Liabilities:
                  Accounts Receivables               (668,195)         162,873
         Related Party Receivables                    167,606         (192,158)
         Prepaid Expenses and Other Assets           (394,522)         (60,663)
         Accounts Payable                           1,263,048          150,578
         Related Party Payables                       (30,270)            --
         Deferred Revenue                              44,886          (42,255)
         Accrued Expenses                             171,636           45,148
                                                  -----------      -----------
Net Cash Provided by Operating Activities             178,255          331,415

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment           69,693            1,975
Purchase of Property and Equipment                   (603,890)        (811,219)
Purchase of Partnership Interest                         --            (12,780)
Purchase of Intangible Asset                         (352,000)            --
                                                  -----------      -----------
Net Cash Used by Investing Activities                (886,197)        (822,024)

Cash Flows from Financing Activities:
Net Proceeds from Line of Credit                       82,067             --
Bank Overdraft                                         95,030           (6,305)
Increase in Stockholder Payable                       142,061             --
Net distributions to partners                            --            (83,441)
Principal Payments of Long-Term Debt                 (918,838)        (467,072)
Proceeds from Long-Term Debt                        1,292,848        1,085,911
                                                  -----------      -----------
Net Cash Provided by Financing Activities             693,218          529,093
                                                  -----------      -----------

Cash Distributed to Discontinued Operations            (1,730)            --

Net Increase in Cash and Cash Equivalents             (16,454)          38,484
Cash and Cash Equivalents,
     Beginning of Period                               16,481            3,305
                                                  -----------      -----------

Cash and Cash Equivalents, End of Period          $        27           41,789
                                                  ===========      ===========

Supplemental Disclosures:
Cash Paid for Interest                            $   190,763      $   201,366


Non-Cash Transactions:

Intangible Assets Received for Stock                   13,750             --
Property and Equipment Acquired through
   Execution of Notes Payable                            --            214,484
Other Intangible Assets Acquired through
   Execution of Notes Payable                            --            506,452
Other Intangible Assets Acquired through
   Issuance of Members' Interest                         --            405,000

                           Absolute Potential, Inc.
                    (f/k/a Absolute Waste Services, Inc. and
                          Thermacell Technologies, Inc.

                      Consolidated Statements of Cash Flows
                              Unaudited (Continued)


During the nine months ended June 30, 2004, the Company approved a settlement agreement to unwind the merger with Absolute Industries, LLC. In consideration, the Company received 27,000,000 shares of its preferred stock and redeemed 570,000 shares of its common stock. The Company then distributed the following assets to the former members of Absolute Industries, LLC and recorded a gain on the distribution of discontinued operations. The Company transferred the following assets and liabilities to the former members of Absolute Industries, LLC.


                Sale of Absolute Industries, LLC

                Cash and current assets            $ 1,824,296
                Property Plant and Equipment         3,214,614
                Intangible and other assets          1,625,733
                Liabilities                         (6,790,757)
                Equity redeemed                        (42,675)
                                                   -----------

                Gain on discontinued operation     $  (168,789)


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

The Company transferred $6,664,643 in total assets including $1,730 in cash and $1,822,566 in other current assets, property and equipment of $3,214,614, intangible and other assets of $1,625,733, $6,790,757 in current liabilities and long-term debt, and redeemed $42,675 in equity as part of the rescission. The revenue and pre-tax loss associated with the discontinued operations through May 31, 2004 for the three and nine months ended June 30, 2006 were $1,585,582 and $5,812,486 and ($351,541) and ($770,668), respectively. The Company recognized a minor tax benefit in the amount of $3,909 for the nine months ended June 30, 2004 and no tax expense or benefit on the gain from discontinued operations due to continuing expected operating losses.

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

6.       Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and nine month periods ended June 30, 2004 and 2003. After giving effect to the one-for-100 reverse stock split (Note
11).The weighted average shares outstanding for the three and nine month period ended June 30, 2004 and 2003 was 530,079 and 470,774 and 200,000 and 200,000
respectively.

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

As of June 30, 2004, we have accounts payable of $139,455, and a payroll tax obligation of $233,311. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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


                                           ABSOLUTE POTENTIAL, INC.
                                           (Registrant)


Date:  January 22, 2007                    By:  /s/  Thomas F. Duszynski
                                              --------------------------------
                                                     Thomas F. Duszynski
                                                     Chief Executive Officer,
                                                     Chief Financial Officer and
                                                     Director
                                                     (Principal Executive
                                                     Officer and Principal
                                                     Financial and Accounting
                                                     Officer)