Form 10KSB/A
period 2004-09-30
ABSOLUTE POTENTIAL, INC.
filed 2007-03-26
CIK 1002360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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


                          ABSOLUTE WASTE SERVICES, INC.
                       F/K/A THERMACELL TECHNOLOGIES, INC.
                                   -----------
                                  (Former name)

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

     As of May 20, 2005, the registrant had 604,693 shares of common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

This Amendment No. 1 on Form 10-KSB (this "Amendment") amends the Annual Report on Form 10-KSB (the "Original Report") for the year ended September 30, 2004, which was originally filed with the Commission on May 27, 2005. We are filing this amendment in response to a comment letter received from the Commission in connection with the review of the Original report.

                                      INDEX

                                                                            Page
                                                                            ----
PART I

Item 1.  Description of Business                                              3

Item 2.  Description of Property                                              6

Item 3.  Legal Proceedings                                                    6

Item 4.  Submission of Matters to a Vote of Security Holders                  6

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             7

Item 6.  Management's Plan of Operation                                       7

Item 7.  Consolidated Financial Statements                                    14

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                 15

Item 8A. Controls and Procedures                                              15

Item 8B. Other Information                                                    15

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act.                   15

Item 10. Executive Compensation                                               16

Item 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          17

Item 12. Certain Relationships and Related Transactions                       17

Item 13. Exhibits                                                             17

Item 14. Principal Accountant Fees and Services                               18

Signatures                                                                    19

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

Pursuant to regulations promulgated under the Exchange Act, we will be required to obtain and file with the Commission audited consolidated financial statements of the acquisition candidate not later than 60 days from the date the Form 8-K is due at the Commission disclosing the acquisition/merger.

In addition, in April 2004 the Commission issued proposed rules that would impose additional requirements on "shell companies". If the Commission adopts rules relating to these matters, and if we determine that these rules apply to us, we may be required to obtain and file with the Commission audited consolidated financial statements of the acquisition candidate simultaneously with the filing of the Form 8-K disclosing the acquisition/merger.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

Common Stock Information
------------------------
As of May 20, 2005, we had approximately 275 record holders of our common stock and a total of 604,693 shares of our common stock were outstanding. Our common stock has previously been traded on the OTC Bulletin Board under the symbol "VCLL" and was delisted from the OTC Bulletin Board on August 11, 2003, and there is currently no public trading market for our common stock. On May 20, 2005, there was no bid price for our common stock and the last bid price for our common stock on the OTC Bulletin Board was $0.05 per share on August 11, 2003.

The following table sets forth, for the quarters indicated, the range of high and low bid prices of our common stock:

                                   Common Stock
                                   ------------
     By Quarter Ended:           High       Low
     -----------------           ----       ---
     Fiscal 2003
     September 30, 2003          $0.05     $0.005
     June 30, 2003               $0.01     $0.001
     March 31, 2003              $0.009    $0.001
     December 31, 2002           $0.03     $0.007

     Fiscal 2002
     September 30, 2002          $0.035    $0.015
     June 30, 2002               $0.045    $0.015
     March 31, 2002              $0.06     $0.025
     December 31, 2001           $0.10     $0.04

The above quotations were reported by the OTC Bulletin Board and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Recent Sales of Unregistered Securities
---------------------------------------
In connection with the Merger in August 2003, we issued 27,000,000 shares of Class A convertible preferred stock to the former members of Absolute Services, LLC, and we also issued 100,000 shares of common stock to certain other parties that provided services in connection with the Merger. The issuance of our preferred stock has been rescinded in connection with the Merger. In addition, 70,000 shares of common stock issued in connection with the Merger have been returned to us.

In May 2005, Augustine Fund, L.P., one of our shareholders, converted $189,877 in advances previously made to us into 474,469 shares of our common stock.

Redemption of Stock in Connection With Unwinding of the Merger
--------------------------------------------------------------
In connection with the June 2004 unwinding of the Merger, we redeemed 27,000,000 shares of our Class A convertible preferred stock that were issued to the former members of Absolute Services, LLC. In consideration for such redemption, we transferred to these parties all of the issued and outstanding stock of Merger Sub. In addition, 70,000 shares of common stock issued in connection with the Merger have been returned to us.

Dividends
---------
We have not paid any dividends since our inception, and we do not foresee declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------
None.

Item 6. Management's Plan of Operation
--------------------------------------
We are restating our consolidated financial statements for the fiscal years ended September 30, 2003 and 2004 to add information related to the unwinding of the Merger. For further discussion, see the Notes to Consolidated Financial Statements included in "Item 7. Consolidated Financial Statements."

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

Rights of dissenting shareholders
A business combination may require the approval of the holders of the outstanding shares of both participating companies. Shareholders who vote against a business combination in certain instances may be entitled to dissent and to obtain payment for their shares. The requirement of approval of our shareholders in any business combination may be limited to those transactions identified as a merger or a consolidation. We may enter into a business combination that would not require the approval of our shareholders, in which case our shareholders may not be entitled to dissent and obtain payment for their shares. Accordingly, unless the acquisition requires shareholder approval, we will not provide shareholders with a disclosure document containing audited or unaudited consolidated financial statements prior to such acquisition.

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

Reports to Security Holders
---------------------------
We are subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB, with audited consolidated financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials we file with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information of the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

We will not acquire a target business if audited consolidated financial statements cannot be obtained for the target business. Additionally, our management will provide shareholders with audited consolidated financial statements, prepared in accordance with generally accepted accounting principles, of the prospective target business as part of the proxy solicitation materials sent to shareholders to assist them in assessing the target business. Our management believes that the requirement of having available audited consolidated financial statements for the target business will not materially limit the pool of potential target businesses available for acquisition.

Liquidity and Capital Resources
-------------------------------
We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of March 31, 2005, we have accounts payable of $115,629, and a payroll tax obligation of $273,812. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

Critical Accounting Policies
----------------------------
Management's Plan of Operation discusses our audited consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these audited consolidated financial statements requires us to make estimates and assumptions that affect the assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies require significant judgments, estimates and assumptions used in the preparation of the audited consolidated financial statements.

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

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

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

We may issue shares of our common stock and/or preferred stock to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.
Our certificate of incorporation authorizes the issuance of up to 150,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share. As of May 20, 2005, 604,693 shares of our common stock are outstanding. Although we have no commitments as of the date hereof to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any shares of our preferred stock may:

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

The Commission may adopt rules that impose additional requirements on "shell companies".
In April 2004 the Commission issued proposed rules that would impose additional requirements on "shell companies". If the Commission adopts rules relating to these matters, and if we determine that these rules apply to us, we may be required to obtain and file with the Commission audited consolidated financial statements of the acquisition candidate simultaneously with the filing of the Form 8-K disclosing the acquisition/merger and we may be subject to additional requirements that may limit our ability to effect a business combination or increase the cost of a business combination.

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

Item 7. Consolidated Financial Statements
-----------------------------------------
                                                                     Page
                                                                     ----

     Report of Independent Registered Account Firm                   F-1

     Balance Sheet -
              September 30, 2004                                     F-2

     Consolidated Statement of Operations -
              For the year ending September 30, 2004 and 2003        F-3

     Consolidated Statements of Changes in Stockholders' Deficit
              For the year ending September 30, 2004 and 2003        F-4

     Consolidated Statements of Cash Flows                           F-5 - F-6

     Notes to Consolidated Financial Statements                      F-7 - F-12

         Report of Independent Registered Public Accounting Firm


Board of Directors
Absolute Potential, Inc.
(f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.) Chicago, Illinois

We have audited the accompanying balance sheet of Absolute Potential, Inc. (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.) as of September 30, 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the management of Absolute Potential, Inc. (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.). Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required at this time to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Absolute Potential, Inc. (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.) as of September 30, 2004 and the results of its operations and its cash flows for the year ended September 30, 2004 and 2003 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $661,637 during the year ended September 30, 2004 and has accumulated deficit of $962,882 from inception to September 30, 2004. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has restated their consolidated financial statements to add information related to the Merger with Absolute Industries, LLC for the period from the effective date of the Merger through the date the Merger was unwound.


/s/  Pender Newkirk & Company LLP
-----------------------------------
     Pender Newkirk & Company LLP
     Certified Public Accountants
     Tampa, Florida
     May 20, 2005 Except for the third paragraph of Note 1 and Note 10, as to which the date is March 20, 2007

                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                                  Balance Sheet
                               September 30, 2004


Assets
Current assets:                                                       $      --
                                                                      ---------
         Cash                                                                --
                                                                      =========

Liabilities and Stockholders' Deficit

Current Liabilities:
         Accounts Payable                                             $ 134,255
         Accrued payroll taxes                                          245,812
                                                                      ---------

Total current liabilities                                               380,067
                                                                      ---------

Long Term Liabilities                                                   147,260

Stockholders' deficit:
         Common stock; $ 0001 par value; 150,000 shares authorized;
         130,000 shares issued and shares outstanding
                                                                             13
         Preferred stock; $ .001 par value; 50,000,000 authorized;
           No shares issued or outstanding
         Additional paid-in capital
                                                                       (104,441)
         Common stock payable                                           539,983
         Accumulated deficit
                                                                       (962,882)
                                                                      ---------

Total stockholders' deficit
                                                                       (527,327)

                                                                      $    --
                                                                      =========


                   The accompanying notes are an integral part
                    of the consolidated financial statements



                                Absolute Potential, Inc.
         (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                          Consolidated Statements of Operations



                                                                Year Ended September 30
                                                                ----------------------
                                                                  2004         2003
                                                                ---------    ---------
Operating Revenues                                              $      --    $      --
                                                                ---------    ---------

Operating Expenses                                                     --           --
Selling, general and administrative                                63,664      199,530
Depreciation and amortization                                          --           --
                                                                ---------    ---------
                                                                   63,664      199,530
Other Income (Expense)

Interest expense                                                       --           --
Other income (expense)                                                 --           --
Gain (loss) on Sale of Assets                                          --           --
                                                                ---------    ---------
Loss from continuing operations before income tax                 (63,664)    (199,530)

Income tax (expense) benefit
Current                                                                --           --
Deferred                                                               --           --
                                                                ---------    ---------
Loss from continuing operations                                   (63,664)    (199,530)

Income (loss) (net of tax) from discontinued operations          (766,759)    (542,219)
Gain (net of tax) from disposition of discontinued operations     168,786           --
                                                                ---------    ---------

Loss from discontinued operations                                (597,773)    (542,219)
                                                                ---------    ---------

Net income (loss)                                                (661,137)    (741,749)
                                                                =========    =========

Loss per share from continuing operations                            (.17)       (1.00)
                                                                =========    =========

Loss per share from discontinued operations                         (1.55)       (2.71)
                                                                =========    =========

Net loss per share                                                  (1.72)       (3.71)
                                                                =========    =========

Weighted average number of common shares outstanding              385,397      200,000
                                                                =========    =========


See notes to consolidated financial statements

                                           F-3



                                Absolute Potential, Inc.
         (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
               Consolidated Statements of Changes in Stockholders' Deficit
                     For the Year Ending September 30, 2003 and 2004



                                     Series A
                               Common Preferred Stock                  Common Stock
                           ----------------------------    ----------------------------
                            Number of                       Number of
                              Shares          Amount          Shares          Amount
                           ------------    ------------    ------------    ------------
Balance
     September 30, 2002      27,000,000          27,000       1,000,000    $        100


Stock issued in merger
Bankruptcy plan                      --              --       9,000,000             900

Stock issued in merger
And not retrieved                    --              --       3,000,000             300

Net loss for the year                --              --              --              --
                           ------------    ------------    ------------    ------------

Balance
     September 30, 2003      27,000,000          27,000         200,000              20


Common stock issued                  --              --         500,000              50

Preferred stock redeemed    (27,000,000)        (27,000)             --              --

Common stock redeemed                --              --        (570,000)            (57)

Net loss for the year                --              --              --              --
                           ------------    ------------    ------------    ------------

Balance
     September 30, 2004              --              --         130,000    $         13
                           ============    ============    ============    ============






                                Absolute Potential, Inc.
         (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
               Consolidated Statements of Changes in Stockholders' Deficit
                     For the Year Ending September 30, 2003 and 2004
                                       (Continued)



                            Additional
                              Paid-in        Common        Accumulated
                              Capital     Stock Payable      Deficit          Total
                           ------------    ------------    ------------    ------------
Balance
     September 30, 2002    $ 12,525,213    $  4,165,954    $(16,985,403)   $   (294,136)


Stock issued in merger
Bankruptcy plan               3,625,071      (3,625,971)             --              --

Stock issued in merger
And not retrieved                29,700              --              --          30,000

Net loss for the year                --              --        (199,530)       (199,530)
                           ------------    ------------    ------------    ------------

Balance
     September 30, 2003        (102,523)        539,983        (301,245)   $    163,235


Common stock issued              13,700              --              --          13,750

Preferred stock redeemed             --              --              --         (27,000)

Common stock redeemed           (15,618)             --              --         (15,675)

Net loss for the year                --              --        (661,637)       (661,637)
                           ------------    ------------    ------------    ------------

Balance
     September 30, 2004        (104,441)        539,983        (962,882)   $   (527,327)
                           ============    ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements

                                       F-4(Con't)




                                Absolute Potential, Inc.
         (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                          Consolidated Statements of Cash Flows



                                                             Year Ended September 30
                                                               2004           2003
                                                            -----------    -----------
Cash Flows from Operating Activities
Net Income (Loss)                                           $  (661,637)   $  (741,749)

Adjustments to Reconcile Net Loss to Net Cash Provided by
    Operating Activities:

         (Gain) Loss on Sale of Property and Equipment           (7,360)            --
         Gain on disposition of discontinued operations        (168,789)            --
         Provision for Bad Debts                                 31,206        564,398
         Depreciation and Amortization                          422,028        372,357
         Amortization of deferred revenue                            --       (103,270)
         Deferred Federal Income Tax                             (3,909)      (158,092)
Changes in Operating Assets and Liabilities:
         Accounts Receivables                                  (668,195)        84,804
         Related Party Receivables                              167,606        (44,681)
         Prepaid Expenses and Other Assets                     (394,522)       (62,808)
         Accounts Payable                                     1,257,848         19,126
         Related Party Payables                                 (30,270)        51,225
         Deferred Revenue                                        44,886        (44,660)
         Accrued Expenses                                       184,137        357,656
                                                            -----------    -----------

Net Cash Provided by Operating Activities                       173,029        294,306

Cash Flows for Investing Activities:
         Proceeds from Sale of Property and Equipment            69,693        145,500
         Purchase of Property and Equipment                    (603,890)    (1,225,557)
         Related Party Advance                                       --       (167,942)
         Proceeds From Distribution                                  --        156,200
         Purchase of Intangible Asset                          (352,000)            --
                                                            -----------    -----------

Net Cash Used by Investing Activities                          (886,197)    (1,096,799)

Cash Flows from Financing Activities:
         Net Proceeds from Line of Credit                        82,067             --
         Bank Overdraft                                          95,030         (6,305)
         Issuance of Member Interest                                 --         18,769
         Principal Payments of Long-Term Debt                  (918,838)    (2,063,181)
         Proceeds from Long-Term Debt                         1,440,158      2,861,255
                                                            -----------    -----------

Net Cash Provided by Financing Activities                       698,417        810,538

Cash Distributed to Discontinued Operations                      (1,730)           131

Net Increase in Cash and Cash Equivalents                       (16,481)        13,176
Cash and Cash Equivalents, Beginning of Period              $    16,481          3,305
                                                            ===========    ===========

Cash and Cash Equivalents, End of Period                    $         0         16,481
                                                            ===========    ===========

Supplemental Disclosures:
Cash Paid for Interest                                      $   190,763    $   266,241
                                                            ===========    ===========


 The accompanying notes are an integral part of the consolidated financial statements





                                          Absolute Potential, Inc.
                   (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                                    Consolidated Statements of Cash Flows



                                                                                Year Ended       Year Ended
                                                                               September 30     September 30
                                                                                   2004             2003
                                                                                 --------        ----------
Non-Cash Transactions:
         Intangible Assets Received for Stock                                      13,750            --

         American Ecology Settlement Agreement
            Long-Term Debt issued for Member Interest                                               (94,820)
         Distributions to Members                                                                    94,820
Acquisition of Sixteen Services
         Working Capital Other Than Cash                                                             17,833
         Property and Equipment                                                                      62,796
         Other Intangible Assets                                                                    754,617
         Long-Term Debt Assumed                                                                    (172,035)
         Members' Interest Issued                                                                  (405,000)
         Long-Term Debt Issued                                                                     (258,211)
         Deferred Tax Effect if Non-Taxable Intangible Assets                                      (235,000)
Acquisition of STRD
         Property and Equipment                                                                     151,688
         Other Intangible Assets                                                                    314,927
         Long-Term Debt Assumed                                                                    (192,461)
         Long-Term Debt Issued                                                                     (116,026)
Other
         Liabilities Assumed                                                                       (340,368)
         Gain on sale of Assets to Related Party as Capital Contributions                            37,717



Property and Equipment Acquired through supplemental disclosure of cash flow information:

          During the year ended September 30, 2003, the company issued 9,000,000 shares of common stock as outlined in the plan or reorganization.

          During the year ended September 30, 2003, the company issued
27,000,000 shares of preferred stock and 100,000 shares of common stock in association with a merger. This merger was rescinded ab initio and the preferred stock and 70,000 shares of the common stock have been returned. A consulting expense in the amount of $30,000 for the 3 million shares retained was recorded as of September 30, 2003.

During the nine months ended June 30, 2004, the Company approved a settlement agreement to unwind the merger with Absolute Industries, LLC. In consideration, the Company received 27,000,000 shares of its preferred stock and redeemed
570,000 shares of its common stock. The Company then distributed the following assets to the former shareholders of Absolute Industries, LLC and recorded a gain on the distribution of discontinued operations. The Company transferred the following assets and liabilities to the former shareholders of Absolute
Industries, LLC.

              Sale of Absolute Industries, LLC

              Cash and current assets                   $  1,824,296
              Property Plant and Equipment                 3,214,614
              Intangible and other assets                  1,625,733
              Liabilities                                 (6,990,757)
              Equity redeemed                                (42,675)

              Gain on discontinued operation            $   (168,789)


 The accompanying notes are an integral part of the consolidated financial statements



                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


1.       Background Information

Absolute Potential, Inc. (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.) (the "Company" or "Absolute") is a Florida corporation that was incorporated on August 12, 1993. On July 31, 2003 the Company changed its name to Absolute Waste Services, Inc. pending a merger described in Note 7.

The Company has operated as a debtor-in-possession under Chapter 11 of the United States Code (the "Bankruptcy Code") from November 2001 through August 2002. Absolute's Plan of Reorganization filed with the United States Bankruptcy Court was approved effective August 30, 2002 (See Note 2.) The Company has no current operations.

We have restated our consolidated financial states to add information related to the Merger with Absolute Industries, LLC for the period from the effective date of the Merger through the date the Merger was unwound.

2.       Merger and Rescission

On July 2, 2003, through a wholly owned subsidiary ("Merger Sub"), entered into an Agreement and Plan of Merger with Absolute Industries LLC ("Industries"), which was approved by the Boards of Directors of each entity On August 23, 2003, the Company, Industries merged with and into Merger Sub. with Merger Sub being the surviving entity (the "Merger") Prior to the Merger, the Company had 10,000,000 common shares outstanding that were approved for issuance under the Plan of Reorganization, which was confirmed by the United States Bankruptcy Court for the Middle District of Florida in August, 2002.

In connection with the Merger, an additional 100,000 shares of new restricted stock were issued. In accordance with the Merger Agreement, 100 percent of the equity interests of industries were exchanged for 27,000,000 of the Company's Class A Convertible Preferred Stock. Each share of Class A Convertible Preferred Stock is convertible into one share of common stock and is entitled to three votes.

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

3.       Financial Restructuring, Bankruptcy Plan, and Going Concern
         Considerations

In November 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court. On August 30, 2002, the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case Number 01-20854-8G1 issued an order confirming Absolute's Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated as of February 25, 2002 (the "Plan of Reorganization").

The key elements of the Plan of Reorganization were as follows:

- The Plan of Reorganization provided for the issuance or reservation for future issuance of ten million (10,000,000) new shares of Absolute common stock in the aggregate. Previously issued shares of Absolute common stock were cancelled and replaced by the new shares authorized under the Plan of Reorganization.

                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


- Pac Funding, LLC, a Florida limited liability company ("Pac"), whose members are Augustine Capital Funding, L.P. and Private Capital Group was entitled to 5,000,000 new common shares pursuant to the Plan of Reorganization. Pac was the debtor-in-possession funding source and supplied funds necessary to operate the business while it was a debtor-in-possession and avoid liquidation.

- General unsecured creditor's and unsecured claims pursuant to the Plan of Reorganization were entitled to 4,000,000 new Absolute common shares.

- The existing shareholders of Absolute were entitled to 1,000,000 new Absolute common shares pursuant to the Plan of Reorganization. As of August 30, 2002, there were approximately 13,000,000 shares of Absolute common stock outstanding. Thus, pursuant to the Plan of Reorganization and action by the board of directors existing Absolute common stockholders would be entitled to one (1) new Absolute common share for every 13,034 Absolute common shares previously held. Subject to adjustment for the actual number of shares outstanding as of August 30, 2002, pursuant to records maintained by the transfer agent and Absolute.

- All debts, claims or demands that arose before the date of the Plan of Reorganization's confirmation were discharged, except for priority tax claims and certain administrative claims Priority tax claims were paid over a six (6) year period from the date of assessment. The IRS made a claim for approximately $195,000. (Include a summary of the current status of these amounts?) In addition, Absolute was obligated for administrative claims payable to the government, lawyers and accountants estimated at over $100,000.

The reorganization resulted in an extraordinary gain of $569,784 from the discharge of certain liabilities based on the original cost which gain was recognized during the year ended September 30, 2002.

In August 2003, the board of directors amended the articles of incorporation to increase the authorized shares of voting common stock to 150,000,000 at $0.0001 par value and to authorize 50,000,000 shares of preferred stock at $0.001 par value, with rights and terms to be determined by the board from time to time.

The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in accumulated deficit of $962,882 and negative working capital of $380,067 as of September 30, 2004 and total liabilities exceeding total assets by $527,327 as of September 30, 2004. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.       Significant Accounting Policies

The significant accounting policies followed are:

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

         Basic loss per common share (EPS) is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding for the year Diluted EPS reflect the potential dilution from the exercise or conversion of securities into common stock. Diluted EPS is not presented because it is anti-dilutive.

                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


         The Company has issued and may issue stock in lieu of cash for certain transactions. The fair value of the stock, which is based on comparable cash purchases or the value of services, whichever is more readily determinable is used to value the transaction.

         The Company records the receipt of payment for common stock that has not been issued to the stockholder as a common stock payable in the consolidated financial statements.

         The Company follows Financial Accounting Standards Board Statement No 121 (FASB No. 121). "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FASB No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review of recoverability, the Company estimates the future cash flows that are expected to result from the use of the assets and their eventual disposition. Because events and circumstances frequently do not occur as expected, there will usually be differences between the estimated and actual future cash flows, and these differences may be material.

         Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

5.       Recently Issued Accounting Pronouncements

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. These include, but are not limited to costs to terminate a contract that is not a capital lease costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. The adoption of SFAS No 146 will not have an impact on the Company's financial position or results of operations.

         In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123 " SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123. Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end consolidated financial statements. The adoption of SFAS No. 148 will not have an impact on the Company's financial position or results of operations.

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the "Interpretation"). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company's fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the Company's first quarter of fiscal 2004. The Company has substantially completed the process of evaluating this interpretation and believes its adoption will not have a material impact on its consolidated financial statements.

                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003



         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004 The Company has not entered into or modified any financial instruments subsequent to May 31, 2003 affected by this statement. We do not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

         In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43. Chapter
         4. "Inventory Pricing:" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15: 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004). Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We are evaluating these new rules, but expect no material impact upon adoption relating to outstanding options since a majority of the awards under the existing incentive stock option plan will be fully vested prior to the effective date of the revised rules.

6.       Related Party Transactions

         The following transactions were authorized in August 2002 and completed in August 2003.

                  Pac Funding, LLC whose members are Augustine Capital Fund, L. P., the Company's majority shareholder and Private Capital Group, Inc., a firm controlled by the wife of the Chairman of the Company's Board of Directors (to be reviewed) were issued 5,000,000 new common shares pursuant to the Plan of Reorganization. Pac was the debtor-in-possession funding source and supplied funds necessary to operate the business while it was a debtor-in-possession and avoid liquidation.

                  Pursuant to the Plan of Reorganization, Augustine Capital Fund. L.P. was issued 1,967,292 shares of the Company's common stock for claims for notes payable and accrued interest that amounted to $1,958.341.

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



                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


                  Pursuant to the Plan of Reorganization, PAMG, LLC. a shareholder of the Company was issued 232,904 shares of the Company's common stock for claims for common stock payables that amounted to $105,500.

                  During the years ended September 30, 2004 and 2003, Augustine
                  Fund, L.P funded the operations of the company in the amount of $30,200 and $117,061 respectively.

                  Subsequent to the balance sheet date, Augustine Fund. L P .
                  the major shareholder and funding source for the company, converted its loan to the company to common stock. At the time of the conversion, May 2005, the loan amount was $189,877.
                  This loan was converted to 474,692 shares of common stock.
                  This conversion was effected at a value of $0.004 per share.
                  The agreement allows for further conversion of any additional funds advanced at the same rate on a quarterly basis. Due to the subsequent conversion to equity, the shareholder loan is shown as a long-term liability on the balance sheet.

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

A valuation allowance is required by FASB Statement No 109 if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for September 30, 2004 and 2002 were necessary. Significant components of the Company's net deferred tax assets are as follows:

                                                              2004                 2003

                                                          -----------          -----------
Tax benefit of net operating loss                         $ 6,557,000          $ 6,517,522
Less valuation allowance                                    6,557,000            6,517,522
                                                          -----------          -----------
                                                          $         0          $         0
                                                          ===========          ===========


The Company's deferred income tax provisions include the following components:

                                                              2004                 2003

                                                          ------------         ------------
Future net operating loss deductions                      $      6,000         $     79,000
Change in allowance valuation for tax benefit of net            (6,000)              79,000
operating loss
                                                          ------------         ------------

                                                          $          0         $          0
                                                          ============         ============



                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                   Notes to Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003


A reconciliation of the income tax benefit computed at the federal statutory rate and the Company's effective rate are as follows:

                                              2004                  2003
                                       -------------------    ------------------

Federal statutory rate                 $   5,000    34%       $  68,000      34%
Adjustments, primarily state
   income taxes                            1,000    5.5
Change in allowance valuation for                                11,000      5.5
    tax benefit of net
    operating loss                        (6,000)  39.5
                                       -------------------    ------------------
                                       $       0     0%       $       0       0%
                                       ===================    ==================


The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of expenses deducted for financial reporting purposes that are not deductible for tax purposes and the effects of using the surtax exemption

8.       Stockholders' Equity

Atlas was sold pursuant to a Stock Purchase Agreement to Great Lakes Oil and Gas. Inc on September 30, 2002. The Company agreed to issued 50,000 of its common stock as consideration for the sale. This stock is payable as of September 30, 2004 and 2003.

9.       Payroll Taxes

As of Sept 30, 2004 the Company is delinquent in prior period payroll taxes, penalties and interest in the amount of $245,812. The Company currently does not have an agreement with the Internal Revenue Service for payment of this liability.

10.      Subsequent Events

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

Item 8. Changes in and Disagreements With Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------
None.

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
                                          Chief Financial Officer and
                                          Director

Thomas F. Duszynski has been a director of our company since August 2003, and our Chief Executive Officer and Chief Financial Officer since June 2004. Mr. Duszynski was an officer and director of Absolute Potential, Inc. since the merger with Absolute Industries, LLC. Mr. Duszynski has been a Principal of Augustine Fund, L.P., a private equity investment firm and a major shareholder, since 1997. Mr. Duszynski is also an executive officer and director of Berkshire Asset Management, Inc., a public company.

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

Code of Ethics
We have adopted a code of ethics that applies to our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer. Our form of code of ethics is attached hereto as Exhibit 14.

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

       =======================================================================================================================
                                                                     Amount and nature of        Percentage of outstanding
       Name                                                        beneficial ownership (1)        voting securities (2)
       -----------------------------------------------------------------------------------------------------------------------
       Thomas F. Duszynski ....................................            54,976                         90.9%
       Augustine Fund, L.P. (3)................................            49,976                         82.6%
       PAC Funding LLC (4).....................................             5,000                          8.3%
       All executive officers and directors as a group (one
         person)...............................................            54,976                         90.9%
       -----------------------------------------------------------------------------------------------------------------------

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

In June 2004, we entered into an agreement with the former holders of membership interests of Absolute Industries, LLC, pursuant to which the effects of the Merger were unwound. In connection with the rescission of the Merger, James
Wright, William Davis and Donald Woods, who were then directors and officers of our company, agreed to return to us all of the shares of our Series A convertible preferred stock issued to them in the Merger, in consideration for the receipt of the stock of Merger Sub. In addition, Mr. Duszynski returned to us the 1,000,000 shares of our common stock issued to him in connection with the Merger, and Private Capital Group, Inc. returned to us the 4,000,000 shares of our common stock issued to that entity in connection with the Merger.

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

Item 13. Exhibits
-----------------
The following are being filed as part of this Annual Report on Form 10-KSB:
1.Consolidated Financial Statements
-----------------------------------
See the Index to Consolidated Financial Statements which appears on Page F-1 hereof.

2. Financial Statement Schedules
--------------------------------
None.

                                       17

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

ABSOLUTE POTENTIAL, INC.
(Registrant)


By:  /s/  Thomas F. Duszynski                             Date:  March 20, 2007
   ------------------------------------
          Thomas F. Duszynski
          Chief Executive Officer,
          Chief Financial Officer and
          Director
          (Principal Executive Officer and
          Principal Financial and Accounting Officer)