Form 10QSB/A
period 2004-12-31
ABSOLUTE POTENTIAL, INC.
filed 2007-03-26
CIK 1002360

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

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                  Three Months Ended December 31, 2004 and 2003
                                   (Unaudited)

                                      INDEX


                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1.  Consolidated Financial Statements

         Balance Sheet -
            December 31, 2004.............................................    4

         Consolidated Statements of Operations -
            Three months ended December 31, 2004 and 2003.................    5

         Consolidated Statements of Changes in Stockholders' Deficit
            Three months ended December 31, 2004..........................    6

         Consolidated Statements of Cash Flows -
            Three months ended December 31, 2004 and 2003.................    7

         Notes to Consolidated Financial Statements.......................    8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................    10

Item 3. Controls and Procedures...........................................    14

Part II - Other Information

Item 1. Legal Proceedings.................................................    15

Item 2. Unregistered Sales of Equity and Use of Proceeds..................    15

Item 3. Defaults Upon Senior Securities...................................    15

Item 4. Submission of Matters to a Vote of Security Holders...............    15

Item 5. Other Information.................................................    15

Item 6. Exhibits..........................................................    15

Signatures................................................................    16

Explanatory Note

This Amendment No. 1 on Form 10-QSB (this "Amendment") amends the Quarterly Report on Form 10-QSB (the "Original Report") for the three months ended December 31, 2004 and 2003, which was originally filed with the Commission on May 27, 2005. We are filing this amendment in response to a comment letter received from the Commission in connection with the review of the Original Report.

We have restated our consolidated financial statements for the fiscal years ended September 30, 2003 and 2004, to add information related to the Merger with Absolute Industries, LLC for the period from the effective date of the Merger through the date the Merger was unwound. Except for the restated financial information set forth in Part I-Item 1 and the description of the unwinding of the Merger in Part I-Item 2 and Part II-Item 4, no other information included in the Original Report is amended by this Amendment. All applicable financial information contained in this Quarterly Report on Form 10-QSB gives effect to these restatements. Consequently, you should not rely upon the consolidated financial statements originally filed with the Commission on May 27, 2005, in our Forms 10-KSB for the fiscal years ended September 30, 2003 and 2004 and the related auditor's report therein, our audited consolidated financial statements for all interim periods through June 30, 2004, and any consolidated financial statements for above-mentioned fiscal periods that have been included in previous announcements.

For information concerning the background of the restatements and the specific adjustments made on an annual and quarterly basis, see the Notes to Consolidated Financial Statements included in "Item 1. Consolidated Financial Statements."

PART I

Item 1.  Consolidated Financial Statements
------------------------------------------


                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                                  Balance Sheet
                                December 31, 2004
                                   (Unaudited)


Assets

Cash                                                                  $    --
                                                                      =========


Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                 $ 102,725
     Accrued payroll taxes                                              258,312
                                                                      ---------
Total current liabilities                                               361,037
                                                                      ---------

Long Term Liabilities                                                   181,695
                                                                      ---------

Stockholders' deficit:
     Common stock: $.0001 par value; 1,500,000 shares authorized;
         130,000 shares issued and outstanding                               13
     Preferred stock; $.001 par value; 500,000 authorized; no shares issued or outstanding
       Additional paid-in capital                                      (104,441)
       Common stock payable                                             539,983
       Accumulated deficit                                             (978,287)
                                                                      ---------
Total stockholders' deficit                                            (542,732)
                                                                      ---------

                                                                      $    --
                                                                      =========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                              Three Months
                                                            Ended December 31,
                                                         ----------------------
                                                            2004         2003
                                                            ----         ----

Operating revenues                                       $    --      $    --
                                                         ---------    ---------

Operating expenses                                            --           --
    Selling, general and administrative                     15,405       13,845
    Depreciation and amortization                             --           --
                                                         ---------    ---------

Net loss from operations                                   (15,405)     (13,845)
                                                         ---------    ---------

Other income (expense)
    Interest expense                                          --           --
    Loss on sale of equipment                                 --           --
    Other income (expense)                                    --           --
                                                         ---------    ---------

Loss from continuing operations before income tax          (15,405)     (13,845)
                                                         ---------    ---------

Income tax (expense) benefit                                  --           --
    Current                                                   --           --
    Deferred                                                  --           --
                                                         ---------    ---------

Loss from continuing operations                            (15,405)     (13,845)
                                                         ---------    ---------

Discontinued operations
    (Loss) (net of tax) from discontinued operations          --       (323,911)
                                                         ---------    ---------

Loss from discontinued operations                             --       (337,756)
                                                         ---------    ---------

Net loss                                                 $ (15,405)   $(337,756)
                                                         =========    =========

Loss per share from continuing operations                $    (.12)   $    (.07)
                                                         =========    =========

Loss per share from discontinued operations              $    --      $   (1.62)
                                                         =========    =========

Net loss per share                                       $    (.12)   $   (1.69)
                                                         =========    =========


Weighted average number of
     common shares outstanding                             130,000      200,000
                                                         =========    =========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.



                                       Absolute Potential, Inc.
                (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                      Consolidated Statements of Changes in Stockholders' Deficit
                                              (Unaudited)
                                 Three Months Ended December 31, 2004



                                  Common Stock
                              ---------------------  Additional     Common
                              Number of                Paid-In      Stock     Accumulated
                               Shares      Amount      Capital      Payable     Deficit       Total
                              ---------   ---------   ---------    ---------   ---------    ---------
Balance, September 30, 2004     130,000   $      13   $(104,441)   $ 539,983   $(962,882)   $(527,327)

Net loss for the period            --          --          --           --       (15,405)     (15,405)
                              ---------   ---------   ---------    ---------   ---------    ---------

Balance, December 31, 2004      130,000   $      13   $(104,441)   $ 539,983   $(978,287)   $(542,732)
                              =========   =========   =========    =========   =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                                       6



                             Absolute Potential, Inc.
      (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                       Consolidated Statements of Cash Flows
                                    (Unaudited)


                                                                 Three Months
                                                               Ended December 31,
                                                            ----------------------
                                                               2004         2003
                                                               ----         ----
Cash Flows from Operating Activities
Net loss                                                    $ (15,405)   $(337,756)

Adjustments to reconcile net loss to net cash provided by
     operating activities:
         Gain on disposition of discontinued operations          --           --
         Depreciation and amortization                           --        161,141
Changes in operating assets and liabilities:
         Accounts receivable                                     --       (113,811)
         Related party receivables                               --         43,538
         Other receivables                                       --         15,442
         Prepaid expenses and other assets                       --          2,180
         Deposits                                                --        (16,714)
         Accounts payable                                     (31,530)     190,854
         Related party payables                                  --         74,079
         Deferred revenue                                        --           (271)
         Accrued expenses                                      12,500       60,713
         Deferred federal income tax                             --         (3,909)
                                                            ---------    ---------

Net cash (used in) provided by operating activities           (34,435)      75,486
                                                            ---------    ---------

Cash flows from investing activities:
         Purchase of property and equipment                      --       (113,980)
                                                            ---------    ---------
Net cash used in investing activities                            --       (113,980)
                                                            ---------    ---------

Cash flows from financing activities:
         Net proceeds from line of credit                        --         29,337
         Proceeds from Shareholder advance                     34,435         --
         Principal payments of long-term debt                    --       (481,928)
         Proceeds from long-term debt                            --        354,284
         Due from shareholder/member                             --        142,061
                                                            ---------    ---------
Net cash provided by financing activities                      34,435       43,754
                                                            ---------    ---------

Net cash distributed to discounted operations                    --            116
                                                            ---------    ---------

Net increase in cash and cash equivalents                        --          5,376

Cash and cash equivalents, beginning of period                   --         16,481
                                                            ---------    ---------
Cash and cash equivalents, end of period                    $    --      $  21,857
                                                            =========    =========

Supplemental disclosures:
         Cash paid for interest                             $    --      $  70,136
                                                            =========    =========


                      The accompanying notes are an integral
                  part of the consolidated financial statements.

                                        7

                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                   Notes to Consolidated Financial Statements
                      Three Months Ended December 31, 2004
                                   (Unaudited)


1.       Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended December 31, 2004 and 2003, (b) the financial position at December 31, 2004, and (c) cash flows for the three months ended December 31, 2004 and 2003, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes of Absolute Waste Services, Inc. (f/k/a ThermaCell Technologies, Inc.) (the "Company") should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2004. The results of operations for the three-month period ended December 31, 2004 are not necessarily indicative of those to be expected for the entire year.

Certain minor reclassifications have been made to the 2003 financial statements to conform to the classifications used in 2004.

We have restated our consolidated financial statements to add information related to the Merger with Absolute Industries, LLC for the period from the effective date of the Merger through the date the Merger was unwound.

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

                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                   Notes to Consolidated Financial Statements
                      Three Months Ended December 31, 2004
                                   (Unaudited)


3.       Bankruptcy Filing and Going Concern

The Company operated as a debtor-in-possession under a Plan of Reorganization, under Chapter 11 of the bankruptcy code, dated February 25, 2002 until August 31, 2003. The Company has no current operations.

The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. As of December 31, 2004, the Company had no current operations, current liabilities in the amount of $361,037 and an accumulated deficit in the amount of $(978,287). Currently, management is seeking a merger and is soliciting additional equity investors to fund theses deficits. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.       Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three-month periods ended December 31, 2004 and 2003. The weighted average shares outstanding for the three-month period ended December 31, 2004 and 2003 was 130,000 and 200,000, respectively.

5.       Shareholder Advances

During the three-month period ended December 31, 2004, a shareholder advanced $34,435 to the Company to cover operating expenses. This advance is unsecured and has no specific repayment terms.

Subsequent to the balance sheet date, the major shareholders and funding source for the Company converted its loan to the Company to common stock. At the time of the conversion, May 2005, the loan amount was $189,877. This loan was converted to 474,693 shares of common stock. This conversion was effected at a value of $.004 per share. The agreement allows for further conversion of any additional funds advanced at the same rate on a quarterly basis. Due to the subsequent conversion to equity, the shareholder loan is shown as a long-term liability on the balance sheet.

The above transaction is not necessarily indicative of a transaction that would have been entered into had a comparable transaction been entered into with independent parties.

6.       Subsequent Events

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

Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. As a result of the Merger, we engaged in certain business operations as of September 30, 2003, the end of the fiscal quarter to which this report relates. Because the effects of the Merger have been unwound, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this Report on Form 10-QSB will treat us as a publicly held shell.

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

As of December 31, 2004, we have accounts payable of $102,725, and a payroll tax obligation of $258,312. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

In connection with the Merger in August 2003, we issued 27,000,000 shares of Class A convertible preferred stock to the former members of Absolute Services, LLC, and we also issued 500,000 shares of common stock to certain other parties that provided services in connection with the Merger. The issuance of our preferred stock has been rescinded in connection with the Merger. In addition, 70,000 shares of common stock issued in connection with the Merger have been returned to us.

In May 2005, Augustine Fund, L.P., one of our shareholders, converted $189,877 in advances previously made to us into 474,693 shares of our common stock on a pre-split basis.

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

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits
----------------

The following are being filed as part of this Report on Form 10-QSB:
1.       Consolidated Financial Statements
See Index to Consolidated Financial Statements which appears on Page 1 hereof.

2.       Consolidated Financial Statement Schedules
None

3.       Exhibits
Exhibit 31.1 - Certification of CEO/CFO pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of CEO/CFO pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ABSOLUTE POTENTIAL, INC.
(Registrant)


By:  /s/                                                   Date:  March 20, 2007
   ------------------------------------
          Thomas F. Duszynski
          Chief Executive Officer,
          Chief Financial Officer and
          Director
          (Principal Executive Officer and
          Principal Financial and Accounting Officer)