Form 10QSB/A
period 2005-03-31
ABSOLUTE POTENTIAL, INC.
filed 2007-03-26
CIK 1002360

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX


                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1.  Consolidated Financial Statements

         Balance Sheet -
            March 31, 2005................................................    3

         Consolidated Statements of Operations -
            Three months and six months ended
            March 31, 2005 and 2004.......................................    4

         Consolidated Statements of Changes in Stockholders' Deficit
            Six months ended March 31, 2005...............................    5

         Consolidated Statements of Cash Flows -
            Six months ended March 31, 2005 and 2004......................    6

         Notes to Consolidated Financial Statements.......................    7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................    9

Item 3. Controls and Procedures...........................................    13

Part II - Other Information

Item 1. Legal Proceedings.................................................    14

Item 2. Unregistered Sales of Equity and Use of Proceeds..................    14

Item 3. Defaults Upon Senior Securities...................................    14

Item 4. Submission of Matters to a Vote of Security Holders...............    14

Item 5. Other Information.................................................    14

Item 6. Exhibits..........................................................    14

Signatures................................................................    15

Explanatory Note

This Amendment No. 1 on Form 10-QSB (this "Amendment") amends the Quarterly Report on Form 10-QSB (the "Original Report") for the six months ended March 31, 2005 and 2004, which was originally filed with the Commission on May 27, 2005. We are filing this amendment in response to a comment letter received from the Commission in connection with the review of the Original Report.

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



PART I

Item 1.  Consolidated Financial Statements
------------------------------------------



                              Absolute Potential, Inc.
       (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                                    Balance Sheet
                                   March 31, 2005
                                     (Unaudited)


Assets
Cash                                                                     $         0
                                                                         ===========

Current liabilities:
     Accounts payable                                                    $   115,629
     Accrued payroll taxes                                                   273,812
                                                                         -----------

Total current liabilities                                                    389,441
                                                                         -----------


Long term liabilities                                                        189,876
                                                                         -----------


Stockholders' deficit:
     Common stock: $.0001 par value; 150,000,000 shares authorized;
         130,000 shares issued and outstanding
       Preferred stock; $.001 par value; 500,000 authorized; no shares
               issued or outstanding                                              13
       Additional paid-in capital                                           (104,441)
       Common stock payable                                                  539,983
       Accumulated deficit                                                (1,014,872)
                                                                         -----------

Total stockholders' deficit                                                 (579,317)
                                                                         -----------

                                                                         $         0
                                                                         ===========


                       The accompanying notes are an integral
                   part of the consolidated financial statements.

                                         3



                                  Absolute Potential, Inc.
           (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                            Consolidated Statements of Operations
                                         (Unaudited)



                                              Three Months               Six Months
                                             Ended March 31,           Ended March 31,
                                          ----------------------    ---------------------
                                            2005         2004         2005         2004
                                            ----         ----         ----         ----
Operating revenues                        $    --      $    --      $    --      $    --
                                          ---------    ---------    ---------    ---------

Operating expenses:
    Selling, general and administrative      36,585       23,744       51,990       37,589
    Depreciation and amortization              --           --           --           --
                                          ---------    ---------    ---------    ---------

Net loss from operations                    (36,585)        --        (51,990)        --


Other income (expense):
     Interest expense                          --           --           --           --
    Other income (expense)                     --           --           --           --
    Gain (loss) on sale of assets              --           --           --           --
                                          ---------    ---------    ---------    ---------

Loss from continuing operations
    before income taxes                     (36,585)     (23,744)     (51,990)     (37,589)
                                          ---------    ---------    ---------    ---------

Income tax (expense) benefit:
    Current                                    --           --           --           --
    Deferred                                   --           --           --           --
                                          ---------    ---------    ---------    ---------

Loss from continuing operations             (36,585)     (23,744)     (51,990)     (37,589)
                                          ---------    ---------    ---------    ---------

Loss from discontinued operations              --        (57,628)        --       (391,539)
                                          ---------    ---------    ---------    ---------

Net loss income                           $ (36,585)   $ (81,372)   $ (51,990)   $(429,128)
                                          =========    =========    =========    =========

Loss per share from continuing
    operations                            $    (.28)   $    (.03)   $    (.40)   $    (.09)
                                          =========    =========    =========    =========

Loss per share from discontinued
    operations                            $    --      $    (.08)   $    --      $    (.89)
                                          =========    =========    =========    =========


Net loss per share                        $    (.28)   $    (.12)   $    --      $    (.98)
                                          =========    =========    =========    =========


Weighted average number of
     common shares outstanding              130,000      683,516      130,000      440,437
                                          =========    =========    =========    =========


                           The accompanying notes are an integral
                       part of the consolidated financial statements.

                                             4



                                             Absolute Potential, Inc.
                      (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                             Consolidated Statements of Changes in Stockholders' Deficit
                                         Six Months Ended March 31, 2005
                                                   (Unaudited)



                                    Common Stock
                              -------------------------    Additional       Common
                               Number of                    Paid-in         Stock      Accumulated
                                Shares        Amount        Capital        Payable       Deficit         Total
                              -----------   -----------   -----------    -----------   -----------    -----------
Balance, September 30, 2004       130,000   $        13   $  (104,441)   $   539,983   $  (962,882)   $  (527,327)

Net loss for the period              --            --            --             --         (51,900)       (51,990)
                              -----------   -----------   -----------    -----------   -----------    -----------

Balance, March 31, 2005           130,000   $        13   $  (104,441)   $   539,983   $(1,014,872)   $  (579,317)
                              ===========   ===========   ===========    ===========   ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                                        5




                               Absolute Potential, Inc.
        (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                         Consolidated Statements of Cash Flows
                                      (Unaudited)



                                                                 Six Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               2005           2004
Cash Flows from Operating Activities
Net Loss                                                   $   (51,990)   $  (419,128)
                                                           -----------    -----------

Adjustments to Reconcile Net Loss to Net Cash Used by
     Operating Activities:
         Gain on Sale of Property and Equipment                   --           (8,106)
         Provision for Bad Debts                                  --           43,366
         Depreciation and Amortization                            --          324,325
         Deferred Federal Income Tax                              --           (3,909)
     Changes in Operating Assets and Liabilities:
         Accounts Receivables                                     --       (1,030,412)
         Related party receivables                                --          165,900
         Prepaid Expenses and Other Assets                        --         (249,644)
         Accounts Payable                                      (18,626)       812,205
         Related Party Payables                                   --          (55,356)
         Deferred Revenue                                         --          113,894
         Accrued Expenses                                       28,000        205,199
                                                           -----------    -----------

Net Cash (Used) Provided by Operating Activities               (42,616)      (101,666)
                                                           -----------    -----------

Cash Flows from Investing Activities:
    Proceeds from Sale of Property and Equipment                  --           62,500
    Purchase of Property and Equipment                            --         (279,292)
    Purchase of Intangible Asset                                  --         (352,000)
                                                           -----------    -----------
Net Cash Used by Investing Activities                             --         (568,792)
                                                           -----------    -----------


Cash Flows from Financing Activities:
    Net proceeds from Line of Credit                              --          122,841
    Bank Overdraft                                                --           70,124
    Proceeds from Shareholder advance                           42,616        142,061
    Principal payments of Long-Term Debt                          --         (727,037)
    Proceeds from Long-Term Debt                                  --        1,048,952
                                                           -----------    -----------
Net Cash Provided by Financing Activities                       42,616        656,941
                                                           -----------    -----------

Net Cash Distributed to Discounted Operations                     --               72

Net Decrease in Cash and Cash Equivalents                         --          (13,445)

Cash and Cash Equivalents, Beginning of Period                    --           16,481
                                                           -----------    -----------

Cash and Cash Equivalents, End of Period                   $      --      $     3,036
                                                           ===========    ===========

Supplemental Disclosures:
    Cash Paid for Interest                                 $      --      $   134,565
                                                           ===========    ===========

Non-Cash Transactions:
    Intangible Assets Received for Stock                   $      --      $    13,750
                                                           ===========    ===========


                        The accompanying notes are an integral
                    part of the consolidated financial statements.

                                           6

                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                   Notes to Consolidated Financial Statements
                         Six Months Ended March 31, 2005
                                   (Unaudited)


1.       Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended March 31, 2005 and 2004, (b) the financial position at March 31, 2005, and (c) cash flows for the three and six months ended March 31, 2005 and 2004, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes of Absolute Potential, Inc. (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.) (the "Company") should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended September 30, 2004. The results of operations for the six-month period ended March 31, 2005 are not necessarily indicative of those to be expected for the entire year.

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

                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                   Notes to Consolidated Financial Statements
                         Six Months Ended March 31, 2005
                                   (Unaudited)


3.       Bankruptcy Filing and Going Concern Consideration

The Company operated as a debtor-in-possession under a Plan of Reorganization, under Chapter 11 of the bankruptcy code, dated February 25, 2002 until August 31, 2003. The Company has no current operations.

The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. As of March 31, 2005, the Company had no current operations, current liabilities in the amount of $389,441 and an accumulated deficit in the amount of $(1,014,872). Currently, management is seeking a merger and is soliciting additional equity investors to fund theses deficits. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.       Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and six-month periods ended March 31, 2005 and 2004. The weighted average shares outstanding for the three and six-month periods ended March 31, 2005 and 2004 was 130,000 and 683,516, respectively. The weighted average shares for the six month period ended March 31, 2005 and 2004 was 130,000 and 440,437, respectively.

5.       Shareholder Advances

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

ABSOLUTE POTENTIAL, INC.
(Registrant)


By:  /s/  Thomas F. Duszynski                              Date:  March 23, 2007
   ------------------------------------
          Thomas F. Duszynski
          Chief Executive Officer,
          Chief Financial Officer and
          Director
          (Principal Executive Officer and
          Principal Financial and Accounting Officer)