Form 10QSB/A
period 2005-06-30
ABSOLUTE POTENTIAL, INC.
filed 2007-03-26
CIK 1002360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-21279
                             -----------------------

                            ABSOLUTE POTENTIAL, INC.
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

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     As of June 30, 2005, the registrant had 604,693 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                      INDEX


                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1.  Consolidated Financial Statements

         Balance Sheet - June 30, 2005....................................    4

         Consolidated Statements of Operations -
            Three months and nine months ended
            June 30, 2005 and 2004........................................    5

         Consolidated Statements of Changes in Stockholders' Deficit
            Nine months ended June 30, 2005...............................    6

         Consolidated Statements of Cash Flows -
            Nine months ended
            June 30, 2005 and 2004........................................    7

         Notes to Consolidated Financial Statements. .....................    8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................    11

Item 3. Controls and Procedures...........................................    15

Part II - Other Information

Item 1. Legal Proceedings.................................................    16

Item 2. Unregistered Sales of Equity and Use of Proceeds..................    16

Item 3. Defaults Upon Senior Securities...................................    16

Item 4. Submission of Matters to a Vote of Security Holders...............    16

Item 5. Other Information.................................................    16

Item 6. Exhibits..........................................................    16

Signatures................................................................    17

Explanatory Note

This Amendment No. 1 on Form 10-QSB (this "Amendment") amends the Quarterly Report on Form 10-QSB (the "Original Report") for the three and nine months ended June 30, 2005 and 2004, which was originally filed with the Commission on August 15, 2005. We are filing this amendment in response to a comment letter received from the Commission in connection with the review of the Original Report.

We have restated our consolidated financial statements for the fiscal years ended September 30, 2004 and 2005, to add information related to the Merger with Absolute Industries, LLC for the period from the effective date of the Merger through the date the Merger was unwound. Except for the restated financial information set forth in Part I-Item 1 and the description of the unwinding of the Merger in Part I-Item 2 and Part II-Item 4, no other information included in the Original Report is amended by this Amendment. All applicable financial information contained in this Quarterly Report on Form 10-QSB gives effect to these restatements. Consequently, you should not rely upon the financial statements originally filed with the Commission on August 15, 2005, in our Forms 10-KSB for the fiscal years ended September 30, 2003 and 2004 and the related auditor's report therein, our audited consolidated financial statements for all interim periods through June 30, 2004, and any consolidated financial statements for above-mentioned fiscal periods that have been included in previous announcements.

For information concerning the background of the restatements and the specific adjustments made on an annual and quarterly basis, see the Notes to Consolidated Financial Statements included in "Item 1. Consolidated Financial Statements."



                          PART I--FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements
-----------------------------------------



                             Absolute Potential, Inc.
      (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                                   Balance Sheet
                                   June 30, 2005
                                    (Unaudited)



Assets
Cash                                                                  $      --
                                                                      ===========

Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                 $   190,590
     Accrued payroll taxes                                                273,812
     Shareholder advances                                                  46,677
                                                                      -----------
Total current liabilities                                                 511,079
                                                                      -----------

Stockholders' deficit:

     Common stock; $.0001 par value; 150,000,000 shares authorized;
          604,693 shares issued and outstanding                                60
     Additional paid-in capital                                            85,389
     Common stock payable                                                 539,983
     Accumulated deficit                                               (1,136,511)
                                                                      -----------
Total stockholders' deficit                                              (511,079)
                                                                      -----------

                                                                      $      --
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

                                        4



                                 Absolute Potential, Inc.
          (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                           Consolidated Statements of Operations
                                        (Unaudited)



                                             Three Months              Nine Months
                                             Ended June 30,           Ended June 30,
                                        ----------------------    ----------------------
                                           2005         2004         2005         2004
                                        ---------    ---------    ---------    ---------
Operating revenues                      $    --      $    --      $    --      $    --
                                        ---------    ---------    ---------    ---------
Operating Expenses                           --           --           --           --
Selling, general and administrative       121,639       23,548      173,629       51,137
Depreciation and amortization                --           --           --           --
                                        ---------    ---------    ---------    ---------
                                         (121,639)     (23,548)    (173,629)     (51,137)

Other Income (Expense)

Interest expense                             --           --           --           --
Other income (expense)                       --           --           --           --
Gain (loss) on Sale of Assets                --           --           --           --
                                        ---------    ---------    ---------    ---------
Income (loss) from continuing
  Operations before Income tax           (121,639)     (23,548)    (173,629)     (51,137)

Income tax (expense) benefit
Current                                      --           --           --           --
Deferred                                     --           --           --           --
                                        ---------    ---------    ---------    ---------
Loss from discontinued operations        (121,639)     (23,548)    (173,629)     (51,137)

Discontinued operations:

Income (Loss) (net of tax) from
  discontinued operations                    --       (351,541)        --       (766,759)
Gain (net of tax) from disposition of
  discontinued operations                    --        168,786         --        168,786
                                        ---------    ---------    ---------    ---------
Loss from discontinued operations            --       (182,755)        --       (597,973)
                                        ---------    ---------    ---------    ---------
Net income (loss)                       $(121,639)   $(206,303)   $(173,629)   $(649,110)
                                        =========    =========    =========    =========
Loss per share from discontinued
  operations                            $   (0.34)   $   (0.04)   $   (0.86)   $   (0.11)
                                        =========    =========    =========    =========
Loss per share from discontinued
  operations                            $    --      $   (0.35)   $    --      $   (1.27)
                                        =========    =========    =========    =========
Net loss per share                      $   (0.34)   $   (0.39)   $   (0.86)   $   (1.38)
                                        =========    =========    =========    =========
Weighted average number of
  Common shares outstanding               349,089      530,079      202,763      470,474
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

                                            Nine Months Ended June 30, 2005



                                         Common Stock
                                  -------------------------    Additional
                                    Number of                   Paid-in      Common Stock  Accumulated
                                     Shares        Amount       Capital        Payable       Deficit         Total
                                  -----------   -----------   -----------    -----------   -----------    -----------
Balance, September 30, 2004           130,000   $        13   $  (104,441)   $   539,983   $  (962,882)   $  (527,327)

Net loss for the period                  --            --            --             --        (173,629)      (173,629)

Stock issued for debt                 474,693            47       189,830           --            --          189,877

                                  -----------   -----------   -----------    -----------   -----------    -----------
Balance, June 30, 2005                604,693   $        60   $    85,389    $   539,983   $(1,136,511)   $  (511,079)
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

                                                           6

                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                      Consolidated Statements of Cash Flows
                                    Unaudited


                                                          Nine Months Ended
                                                              June 30,
                                                         2005           2004
                                                     --------------------------

Cash Flow from Operating Activities
Net Income (Loss)                                    $  (173,629)   $  (649,110)

Adjustments to Reconcile Net Loss
         to Net Cash Provided by
         Operating Activities::
         (Gain) Loss on Sale of Property and
           Equipment                                        --           (7,360)
         Gain on disposition of
           Discontinued operations                          --         (168,789)
         Provision for Bad Debts                            --           31,206
         Depreciation and Amortization                      --          422,028
         Deferred Federal Income Tax                        --           (3,909)
Changes in Operating Assets and Liabilities:
         Accounts Receivables                               --         (668,195)
         Related Party Receivables                          --          167,606
         Prepaid Expenses and Other Assets                  --         (844,522)
         Accounts Payable                                 56,335      1,263,048
         Related Party Payables                             --          (80,270)
         Deferred Revenue                                   --           44,886
         Accrued Expenses                                 28,000        171,637
                                                     -----------    -----------
Net Cash (Used) Provided by Operating Activities         (89,294)      (321,747)

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment                --           69,693
Purchase of Property and Equipment                          --         (455,890)
                                                     -----------    -----------
Net Cash Used by Investing Activities                       --         (386,197)

Cash Flows from Operating Activities:
Net Proceeds from Line of Credit                            --           82,067
Bank Overdraft                                              --           95,030
Increase in Stockholder Payable                             --          142,061
Proceeds from Long-Term Debt                                --        1,292,218
                                                     -----------    -----------
Net Cash Provided by Financing Activities                 89,294        693,218

Cash Distributed to Discontinued Operations                 --           (1,728)

Net Increase in Cash and Cash Equivalents                   --          (16,454)
Cash and Cash Equivalents,
     Beginning of Period                                    --           16,481
                                                     -----------    -----------

Cash and Cash Equivalents, End of Period             $      --      $        27
                                                     ===========    ===========

Supplemental Disclosures:
Cash Paid for Interest                               $   189,877    $   190,763

Non-Cash Transactions:

Intangible Assets Received for Stock                        --          148,000
Property and Equipment Received for Stock                   --          365,750

Conversion of $189,877 of shareholder debt in exchange for 474,693 shares of common stock with a conversion rate of $.004.


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                   Notes to Consolidated Financial Statements
                         Nine Months Ended June 30, 2005
                                   (Unaudited)


1.       Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended June 30, 2005 and 2004, (b) the financial position at June 30, 2005, and (c) cash flows for the three and nine months ended June 30, 2005 and 2004, have been made.

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

                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                   Notes to Consolidated Financial Statements
                         Nine Months Ended June 30, 2005
                                   (Unaudited)


3.       Organization and Nature of Operations

Absolute Potential, Inc. (the "Company") was originally incorporated under the name ThermaCell Technologies, Inc. ("ThermaCell") as a Florida corporation in August 1993. In March 1997, ThermaCell closed on an initial public offering generating gross proceeds of approximately $4,950,000. In November 2001, ThermaCell filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court. On August 30, 2002, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 01-20854-8G1, issued an order confirming our Plan of Reorganization. On July 31, 2003, ThermaCell amended its articles of incorporation changing its name to Absolute Waste Services, Inc. and subsequently completed a reverse merger with Absolute Industries, LLC then on June 3, 2004 this agreement was rescinded as described in Note 3 to these consolidated financial statements. On June 15, 2005, Absolute Waste Services, Inc. amended its Articles of Incorporation changing its name to Absolute Potential, Inc. The Company's corporate headquarters is now located in Chicago, Illinois.

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

4.       Bankruptcy Filing and Going Concern Considerations

The Company operated a debtor-in-possession under a Plan of Reorganization, under Chapter 11 of the bankruptcy code, dated February 25, 2002, until August 3, 2003. The Company has no current operations.

The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. As of June 30, 2005, the Company had no current operations, current liabilities in the amount of $511,079, and an accumulated deficit in the amount of $(1,136,511). Currently, management is seeking a merger and is soliciting additional equity investors to fund these deficits. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

5.       Per Share Calculations

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the three and nine month periods ended June 30, 2005 and 2004. The weighted average shares outstanding for the three month period ended June 30, 2005 and 2004 was 349,089 and 530,079, respectively. The weighted average shares outstanding for the nine month period ended June 30, 2005 and 2004 was 202,763 and 470,474, respectively.

6.       Shareholder Advances

On May 19, 2005, Augustine Fund, L.P., our largest shareholder, converted $189,877 in advances previously made to us into 474,693 shares of our common stock pursuant to a conversion agreement dated as of May 19, 205. Augustine advanced an additional $46,677 to us in the quarter ended June 30, 2005. Pursuant to the terms of the Conversion Agreement, June 30, 2005, Augustine received the right to convert this advance into $116,695 shares of our common stock, par value $0.0001 per share, at a conversion price of $0.004 per share.

The above transaction is not necessarily indicative of a transaction that would have been entered into had a comparable transaction been entered into with independent parties.

                            Absolute Potential, Inc.
     (f/k/a Absolute Waste Services, Inc. and Thermacell Technologies, Inc.)
                   Notes to Consolidated Financial Statements
                         Nine Months Ended June 30, 2005
                                   (Unaudited)


7.       Subsequent Events

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

Item 3. Controls and Procedures
-------------------------------

(a)    Evaluation of Disclosure Controls and Procedures.
--------------------------------------------------------
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were not effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission.

(b)    Changes in Internal Controls.
------------------------------------
There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.    Legal Proceedings
----------------------------

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

On May 19, 2005, Augustine Fund, L.P., our largest shareholder, converted $189,877 in advances previously made to us into 474,693 shares of our common stock pursuant to a Conversion Agreement dated as of May 19, 2005. Augustine advanced an additional $46,667 to us in the quarter ended June 30, 2005. Pursuant to the terms of the Conversion Agreement, June 30, 2005, Augustine received the right to convert this advance into 116,695 shares of our common stock, par value $0.0001 per share, at a conversion price of $0.004 per share.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On June 15, 2005, we received the written consent dated June 15, 2005, from the holders of 549,764 shares of our common stock, representing approximately 90.9% of our outstanding voting stock, approving an amendment to our certificate of incorporation that changes our name from "Absolute Waste Services, Inc." to "Absolute Potential, Inc." We anticipate sending an information statement to our shareholders regarding this vote after clearing comments from the Commission. The name change described herein will be deemed ratified and effective at a date that is a least 20 days after the date the information statement has been mailed to our shareholders.

Item 6. Exhibits
----------------
The following exhibits are being filed as part of this Report on Form 10-QSB:

Exhibit 10.11 - Conversion Agreement dated May 19, 2005 by and between Absolute
                Waste Services, Inc. and Augustine Fund, L.P. (incorporated by referenced to Exhibit 10.2 to Form 10-KSB for fiscal year ended September 30, 2003, filed May 27, 2005).

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

ABSOLUTE POTENTIAL, INC.
(Registrant)


By:  /s/  Thomas F. Duszynski                               Date: March 23, 2007
   -----------------------------------------
          Thomas F. Duszynski
          Chief Executive Officer,
          Chief Financial Officer and
          Director
          (Principal Executive Officer and
          Principal Financial and Accounting Officer)