Form 10KSB
period 2005-09-30
ABSOLUTE POTENTIAL, INC.
filed 2007-05-29
CIK 1002360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the annual period ended September 30, 2005

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

     As of May 29, 2007, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was negligible.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

     As of May 29, 2007, the registrant had approximately 604,693 post-split shares of common stock,$.0001 par value, issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                      INDEX

                                     PART I
                                                                          Page
                                                                         ------
Item 1.  Description of Business                                            2

Item 2.  Description of Property                                            7

Item 3.  Legal Proceedings                                                  7

Item 4.  Submission of Matters to a Vote of Security Holders                7

                                     PART II

Item 5.  Market for Common Equity, Related Stockholder Matters, and
         Small Business Issuer Purchases of Equity Securities               8

Item 6.  Management's Plan of Operation                                     9

Item 7.  Financial Statements                                              20

Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure                               21

Item 8A. Controls and Procedures                                           21

Item 8B. Other Information                                                 22

                                    PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons,
         and Corporate Governance; Compliance With Section 16(a) of
         the Exchange Act                                                  22

Item 10. Executive Compensation                                            23

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   23

Item 12. Certain Relationships and Related Transactions                    24

Item 13. Exhibits                                                          25

Item 14. Principal Accountant Fees and Services                            25

Signatures                                                                 27

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

In July 2003, we changed our name to Absolute Waste Services, Inc. On August 23, 2003, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Absolute Industries, LLC, a Texas limited liability company, pursuant to which Absolute Industries, LLC merged into our newly formed wholly owned subsidiary (the "Merger Sub"), with the Merger Sub being the surviving entity and succeeding to the business operations of Absolute Industries, LLC (the "Merger"). In June 2004, we and the former members of Absolute Industries, LLC agreed to unwind the effects of the Merger, for each party to return to the other party the consideration received in connection with the Merger, and to release each other from all claims relating to the Merger Agreement and the Merger. In connection with this transaction, all of the issued and outstanding stock of the Merger Sub was transferred to the former members of Absolute Industries, LLC.

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

On October 24, 2005, we changed our name to Absolute Potential, Inc. On November 14, 2005, the Company effectuated a reverse stock split whereby one share of common stock was issued for each 100 shares of common stock outstanding as of the record date.

We are seeking business opportunities through a merger with, or acquisition of, one or more private companies. We had no material operations since 2004. We are not presently engaged in, and do not plan to engage in, any substantive commercial business for an indefinite period of time.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On June 15, 2005, we received the written consent dated June 15, 2005, from the holders of 54,976,438 pre-split shares of our common stock, representing approximately 90.9% of our outstanding voting stock, approving an amendment to our certificate of incorporation that changes our name from "Absolute Waste Services, Inc." to "Absolute Potential, Inc." On October 3, 2005, we commenced distribution of an information statement to our shareholders regarding this vote after clearing comments from the Commission. The name change described therein was deemed ratified and effective on October 24, 2005, and the amendment to our certificate of incorporation was filed with the Florida Secretary of State evidencing the name change.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities
------------------------------------------------------

Common Stock Information
------------------------
On October 5, 2005, we received the written consent dated October 5, 2005, from the holders of 54,976,438 shares of our common stock, representing approximately 90.9% of our outstanding voting stock, approving a reverse stock split whereby one share of common stock would be issued for each 100 shares of common stock outstanding as of the record date, resulting in the number of outstanding shares being reduced from 60,469,250 to approximately 604,693 (the "Reverse Split"). On October 24, 2005, we commenced distribution of an information statement to our shareholders regarding this vote. The Reverse Split described therein was deemed ratified and effective on November 14, 2005. As a result of the Reverse Split, as of December 30, 2005, we had approximately 275 record holders of our common stock and a total of approximately 604,693 shares of our common stock were outstanding.

Our common stock has previously been traded on the OTC Bulletin Board under the symbol "VCLL" and was delisted from the OTC Bulletin Board on August 11, 2003, and there is currently no public trading market for our common stock. On December 30, 2005, there was no bid price for our common stock and the last bid price for our common stock on the OTC Bulletin Board was $0.05 per share on August 11, 2003.


Recent Sales of Unregistered Securities
-----------------------------------------
In connection with the Merger in August 2003, we issued 27,000,000 shares of Class A convertible preferred stock to the former members of Absolute Services, LLC, and we also issued 10,000,000 shares of common stock to certain other parties that provided services in connection with the Merger. The issuance of our preferred stock has been rescinded in connection with the Merger. In addition, 70,000 shares of common stock issued in connection with the Merger have been returned to us.

In May 2005, Augustine Fund, L.P., one of our shareholders, converted $189,877 in advances previously made to us into 474,693 shares of our common stock.

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

We have not identified a target business or target industry. Our efforts in identifying a prospective target business will not be limited to a particular industry and we may ultimately acquire a business in any industry we deem appropriate. To date, we have not selected any target business on which to concentrate our search for a business combination. While we intend to focus on target businesses in the United States, we are not limited to those entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although our management will endeavor to evaluate the risks inherent in a particular industry or target business, there can be no assurance that we will properly ascertain or assess all significant risk factors.

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

As of September 30, 2005, we have accounts payable of $134,477, a payroll tax obligation of $273,812 and a shareholder advance of $228,335. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

We may issue shares of our common stock and/or preferred stock to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.
Our certificate of incorporation authorizes the issuance of up to 150,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share. After giving effect to the Reverse Split, as of December 30, 2005, 604,693 shares of our common stock are outstanding. Although we have no commitments as of the date hereof to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any shares of our preferred stock may:

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

We have significant liabilities.
As of September 30, 2005, we have accounts payable of $134,477, and a payroll tax obligation of $273,812 and a shareholder advance of $228,335. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us. If we are unable to obtain the funds to repay these amounts, that would materially adversely affect our business operations and prospects.

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

Item 7.  Financial Statements
- -----------------------------

                                                                        Page
                                                                       ------

         Report of Independent Registered Accounting Firm............    F-1

         Balance Sheet -
           September 30, 2005........................................    F-2

         Statements of Operations -
           For the year ending
           September 30, 2005 and 2004...............................    F-3

         Statements of Changes in Stockholders' Deficit
           For the year ending
           September 30, 2005 and 2004 ..............................    F-4

         Statements of Cash Flows -
           For the year ending
           September 30, 2005 and 2004............................... F-5 - F-6

         Notes to Financial Statements............................... F-7 - F-11

Report of Independent Registered Public Accounting Firm

Board of Directors
Absolute Potential, Inc.
Chicago, Illinois


We have audited the accompanying balance sheet of Absolute Potential, Inc. as of September 30, 2005 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended September 30, 2005 and 2004. These financial statements are the responsibility of the management of Absolute Potential, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Absolute Potential, Inc. as of September 30, 2005 and the results of its operations and its cash flows for the year ended September 30, 2005 and 2004 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of approximately $295,000 during the year ended
September 30, 2005 and has an accumulated deficit of $1,258,000 from inception to September 30, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Pender Newkirk & Company LLP
---------------------------------
     Pender Newkirk & Company LLP
     Certified Public Accountants

Tampa, Florida
March 26, 2007

                            Absolute Potential, Inc.

                                  Balance Sheet
                               September 30, 2005



Assets
Current assets:
   Cash                                                             $     4,212
                                                                    -----------
                                                                          4,212
                                                                    ===========


Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts Payable                                                 $   134,477
   Accrued payroll taxes                                                273,812
                                                                    -----------
Total current liabilities                                               408,289
                                                                    -----------

Long-term advances from related party                                   228,335
                                                                    -----------

Stockholders' deficit:
    Common stock; $.0001 par value; 150,000,000 shares
       authorized; 604,693 shares issued and shares
       outstanding                                                           60
    Preferred stock; $.001 par value; 50,000,000
       authorized; no shares issued or outstanding
   Additional paid- in capital                                           85,389
   Common stock payable                                                 539,983
   Accumulated deficit
                                                                     (1,257,844)
                                                                    -----------
Total stockholders' deficit
                                                                       (632,412)
                                                                    -----------

                                                                    $     4,212
                                                                    ===========


    The accompanying notes are an integral part of the financial statements.

                            Absolute Potential, Inc.

                            Statements of Operations



                                                       Year Ended September 30,
                                                       ------------------------
                                                          2005           2004
                                                       ---------      ---------


Operating revenues                                     $    --        $    --
                                                       ---------      ---------


Operating expenses
Selling, general and administrative                    $ 294,962      $  63,664
Depreciation and amortization                               --             --
                                                       ---------      ---------
                                                         294,962         63,664
Other income (expense)
Interest expense                                            --             --
Gain on sale of assets                                      --             --
                                                       ---------      ---------
Loss from continuing operations before
   income tax                                           (294,962)       (63,664)

Income tax expense
Current                                                     --             --
Deferred                                                    --             --
                                                       ---------      ---------
Loss from continuing operations                         (294,962)       (63,664)
                                                       ---------      ---------

Income loss (net of tax) from discontinued
  operations                                                --         (766,759)
Gain (net of tax) from disposition of
  discontinued operations                                   --          168,786
                                                       ---------      ---------
Loss from discontinued operations                           --         (597,773)
                                                       ---------      ---------

Net loss                                               $(294,962)     $(661,137)
                                                       =========      =========
Loss per share from continuing operations              $    (.97)     $    (.17)
                                                       =========      =========
Loss per share from discontinued operations                 --        $   (1.55)
                                                       =========      =========
Net loss per share                                     $    (.97)     $   (1.72)
                                                       =========      =========
Weighted average number of common shares
  outstanding                                            304,271        385,397
                                                       =========      =========


    The accompanying notes are an integral part of the financial statements.



                             Absolute Potential, Inc.

                  Statements of Changes in Stockholders' Deficit

                 For the Years Ending September 30, 2004 and 2005



                                    Series A
                             Common Preferred Stock             Common Stock
                           --------------------------    --------------------------
                            Number of                     Number of
                              Shares         Amount         Shares         Amount
                           -----------    -----------    -----------    -----------
Balance
     September 30, 2003     27,000,000    $    27,000        200,000    $        20

Common stock issued               --             --          500,000             50

Preferred stock redeemed   (27,000,000)       (27,000)          --             --

Common stock redeemed             --             --         (570,000)           (57)

Net loss for the year             --             --             --             --
                           -----------    -----------    -----------    -----------

Balance
     September 30, 2004           --             --          130,000             13

Conversion of debt to             --             --          474,693             47
equity

Net loss for the year             --             --             --             --

Balance
     September 30, 2005           --             --          604,693    $        60
                           ===========    ===========    ===========    ===========

                                        F-4



                             Absolute Potential, Inc.

                  Statements of Changes in Stockholders' Deficit

                 For the Years Ending September 30, 2004 and 2005
                                    (Continued)



                            Additional       Common
                             Paid-in         Stock      Accumulated
                             Capital        Payable       Deficit         Total
                           -----------    -----------   -----------    -----------
Balance
     September 30, 2003    $  (102,523)   $   539,983   $  (301,245)   $   163,235

Common stock issued             13,700           --            --           13,750

Preferred stock redeemed          --             --            --          (27,000)

Common stock redeemed          (15,618)          --            --          (15,675)

Net loss for the year             --             --        (661,637)      (661,637)
                           -----------    -----------   -----------    -----------

Balance
     September 30, 2004       (104,441)       539,983      (962,882)      (527,327)

Conversion of debt to          189,830           --            --          189,877
equity

Net loss for the year             --             --        (294,962)      (294,962)

Balance
     September 30, 2005    $    85,389    $   539,983   $(1,257,844)   $  (632,462)
                           ===========    ===========   ===========    ===========


     The accompanying notes are an integral part of the financial statements.

                                    F-4 (Con't)



                                     Absolute Potential, Inc.

                                      Statement of Cash Flows



                                                                         Year Ended September 30
                                                                          2005           2004
                                                                       -----------    -----------
Cash Flows from Operating Activities
    Net Income (Loss)                                                  $  (294,962)   $  (661,637)

    Adjustments to Reconcile Net Loss to Net Cash (Used) Provided by
        Operating Activities:

          (Gain) Loss on Sale of Property and Equipment                       --           (7,360)
          Gain on disposition of discontinued operations                      --         (168,789)
          Provision for Bad Debts                                             --           31,206
          Depreciation and Amortization                                       --          422,028
          Deferred Federal Income Tax                                         --           (3,909)
            Changes in Operating Assets and Liabilities:                      --
          Accounts Receivables                                                --         (668,195)
          Related Party Receivables                                           --          167,606
          Prepaid Expenses and Other Assets                                   --         (394,522)
          Accounts Payable                                                     222      1,257,848
          Related Party Payables                                              --          (30,270)
          Deferred Revenue                                                    --           44,886
          Accrued Expenses                                                  28,000        184,137
                                                                       -----------    -----------

Net Cash (Used) Provided by Operating Activities                          (266,740)       173,029

Cash Flows for Investing Activities:
         Proceeds from Sale of Property and Equipment                         --           69,693
         Purchase of Property and Equipment                                   --         (603,890)
         Purchase of Intangible Asset                                         --         (352,000)
                                                                       -----------    -----------

Net Cash Used by Investing Activities                                         --         (886,197)

Cash Flows from Financing Activities:
         Net Proceeds from Line of Credit                                     --           82,067
         Bank Overdraft                                                       --           95,030
         Principal Payments of Long-Term Debt                                 --         (918,838)
         Proceeds from Long-Term Debt                                         --        1,440,158
                Advances from shareholder                                  270,952           --
                                                                       -----------    -----------

Net Cash Provided by Financing Activities                                  270,952        698,417

Cash Distributed to Discontinued Operations                                      0         (1,730)

Net Increase (Decrease) in Cash and Cash Equivalents                         4,212        (16,481)
Cash and Cash Equivalents, Beginning of Period                         $         0         16,481
                                                                       ===========    ===========

Cash and Cash Equivalents, End of Period                               $     4,212    $         0
                                                                       ===========    ===========

Supplemental Disclosures:
    Cash Paid for Interest                                             $         0    $   190,763
                                                                       ===========    ===========

During the year ended September 30, 2005, the Company converted $189,877 of payables for 474,693 shares of common stock.


             The accompanying notes are an integral part of the financial statements.



                            Absolute Potential, Inc.

                             Statement of Cash Flows



                                                    Year Ended       Year Ended
                                                   September 30     September 30
                                                       2004             2003
                                                   ------------     ------------
Non-Cash Transactions:
         Intangible Assets Received for Stock              --             13,750


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

                            Absolute Potential, Inc.

                          Notes to Financial Statements

                     Years Ended September 30, 2005 and 2004


1.   Background Information

Absolute Potential, Inc. (the "Company" or "Absolute") is a Florida corporation that was incorporated on August 12, 1993. On July 31, 2003 the Company changed its name to Absolute Waste Services, Inc., pending a merger described in Note 7. On June 15, 2005, the Company received the written consent dated June 15, 2005, from the holders of approximately 90.9% of the outstanding voting stock approving an amendment to its Certificate of Incorporation to change the Company's name to Absolute Potential, Inc. On October 24, 2005, the Company amended its Certificate of Incorporation to reflect this name change. The Company has no current operations.


2.       Merger and Unwinding

On July 2, 2003, through a wholly owned subsidiary ("Merger Sub"), the Company entered into an Agreement and Plan of Merger with Absolute Industries LLC ("Industries"), which was approved by the Boards of Directors of each entity. On August 23, 2003, Industries merged with and into Merger Sub with Merger Sub being the surviving entity (the "Merger"). Prior to the Merger, the Company had 10,000,000 common shares outstanding that were approved for issuance under the Plan of Reorganization, which was confirmed by the United States Bankruptcy Court for the Middle District of Florida in August, 2002.

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

In June 2004, the Board of Directors of the Company and the majority of the Company's shareholders, by written consent, determined that as a result of breaches of the Merger Agreement, it was equitable and appropriate to unwind the effects of the Mergers for each party to return to the other party the consideration received in connection with the Merger, and to release each other from all claims relating to the Merger Agreement and the Merger. In connection with this transaction, all of the issued and outstanding stock of the Merger Sub was transferred to the former members of Industries.

                            Absolute Potential, Inc.

                          Notes to Financial Statements

                     Years Ended September 30, 2005 and 2004


3. Financial Restructuring and Going Concern Considerations

In August 2003, the board of directors amended the articles of incorporation to increase the authorized shares of voting common stock to 150,000,000 at $0.0001 par value and to authorize 50,000,000 shares of preferred stock at $0.001 par value, with rights and terms to be determined by the board from time to time.

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of approximately $1,258,000 and negative working capital of $404,077 as of September 30, 2005, and total liabilities exceeding total assets by $632,412 as of September 30, 2005. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.


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

                            Absolute Potential, Inc.

                          Notes to Financial Statements

                     Years Ended September 30, 2005 and 2004


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

6.   Related Party Transactions

During the years ended September 30, 2005, Augustine Fund, L.P., the major shareholder and funding source for the company, funded the operations of the company in the amount of $270,952.

During May 2005, Augustine Fund, L.P. converted its loan to the Company to common stock. At the time of the conversion, the loan amount was $189,877. This loan was converted to 474,693 shares of common stock. This conversion was effected at a value of $0.004 per share. The agreement allows for further conversion of any additional funds advanced at the same rate on a quarterly basis. The outstanding balance of these advance are $228,335 at September 30, 2005. These advances are unsecured and have no repayment terms.

The above transactions are not necessarily indicative of the transactions that would have been entered into had comparable transactions been entered into with independent parties.

                            Absolute Potential, Inc.

                          Notes to Financial Statements

                     Years Ended September 30, 2005 and 2004



7.   Income Taxes

The Company has net operating loss carryforwards of approximately $16,895,000, at September 30, 2005. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the company's common stock which took place in 2001. Under federal tax law, this change in ownership of the Company will significantly restrict future utilization of the net operating loss carryforwards. Other than the net operating losses which have been limited because of the change in ownership as described above, any other net operating losses will expire in 2009 through 2022.

A valuation allowance is required by FASB Statement No. 109 if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for September 30, 2005 and 2004 were necessary. Significant components of the Company's net deferred tax assets are as follows:

                                                  2005              2004
                                              ------------      ------------
        Tax benefit of net operating loss     $  6,673,510      $  6,557,000
        Less valuation allowance                 6,673,510         6,557,000
                                              ------------      ------------
                                              $          0      $          0
                                              ============      ============

The Company's deferred income tax provisions include the following components:

                                                  2005              2004
                                              ------------      ------------
        Future net operating loss deductions  $    116,510      $      6,000
        Change in allowance valuation for tax
           benefit of net operating loss          (116,510)           (6,000)
                                              ------------      ------------
                                              $          0      $          0
                                              ============      ============

                            Absolute Potential, Inc.

                          Notes to Financial Statements

                     Years Ended September 30, 2005 and 2004



A reconciliation of the income tax benefit computed at the federal statutory rate and the Company's effective rate are as follows:

                                           2005                   2004
                                    ------------------     -------------------

 Federal statutory rate             $  100,287     34%     $    5,000      34%
 Adjustments, primarily state
    income taxes                        16,223     5.5          1,000      5.5
 Change in allowance valuation for
    tax benefit of net
    operating loss                    (116,510)  (39.5)        (6,000)   (39.5)
                                    ------------------     -------------------
                                    $        0      0%     $        0       0%
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



8.  Payroll Taxes

As of September 30, 2005, the Company is delinquent in prior period payroll taxes, penalties and interest in the amount of $273,812. The Company currently does not have an agreement with the Internal Revenue Service for payment of this liability.

9.  Subsequent Event

On November 14, 2005, the Company effectuated a reverse stock split whereby one share of common stock will be issued for each 100 shares of common stock outstanding as of the record date, resulting in the number of outstanding shares being reduced from 60,469,250 to approximately 604,693.

Item 8. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------
None.

Item 8A. Controls and Procedures
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures.
-----------------------------------------------------
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were not effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission, which has contributed to significant delays in filing our periodic reports.

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

(b) Changes in Internal Controls.
---------------------------------
There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.  Other Information.
----------------------------

None.

Item 9. Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance;
-----------------------------------------------------------------------
Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

The following table sets forth certain information regarding our sole director and executive officer as of December 30, 2005.

-------------------- -------- -------------------------------------------------
Name                   Age      Position
-------------------- -------- -------------------------------------------------
Thomas F. Duszynski    51       Chief Executive Officer, Chief Financial Officer
                                  and Director

Thomas F. Duszynski has been a director of our company since August 2003, and our Chief Executive Officer and Chief Financial Officer since June 2004. Mr. Duszynski was an officer and director of Absolute Potential, Inc. since the merger with Absolute Industries, LLC. Mr. Duszynski has been a Principal of Augustine Fund, L.P., a private equity investment firm and a major shareholder, since 1997. Mr. Duszynski is not considered to be an "independent" director. Mr. Duszynski is also an executive officer and director of Game Technologies, Inc., a public company.

Resignations of Directors and Officers
---------------------------------------
In connection with the unwinding of the Merger in June 2004, James Wright, William Davis and Donald Woods resigned as officers and directors of our company.

Audit Committee
---------------
We do not have an Audit Committee because we have only one director. Our Board of Directors has determined that we do not have an "audit committee financial expert", and we do not have sufficient resources to engage such a person to be a member of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------
Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of any class of our equity securities to file initial reports of ownership and reports of changes in ownership with the Commission. Executive officers, directors and beneficial owners of more than 10% of any class of our equity securities are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d), and certain written representations from our sole executive officer and director, we are unaware of any required reports that were not timely filed, including compliance with the requirements of the Sarbanes-Oxley Act.

Code of Ethics
---------------

We have adopted a code of ethics that applies to our Chief Executive Officer and our Chief Financial Officer/Principal Accounting Officer.

Item 10.  Executive Compensation
--------------------------------
Our executive officer and director did not receive any compensation during the years ended September 30, 2005 or 2004 and does not currently receive any compensation.

Option Grants and Exercises
---------------------------
There were no executive officers' unexercised options at September 30, 2005. No shares of common stock were acquired upon exercise of options during the fiscal year ended September 30, 2005.

Employment Contracts.
---------------------
Our executive officer does not have an employment contract or similar arrangement with us.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
-----------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The following table sets forth ownership information as of April 1, 2007 with respect to (i) our sole director and executive officer and (ii) each person known by us to be a beneficial owner of more than 5% of our outstanding voting securities. Each share of common stock is entitled to one vote. The address of each of the individuals or entities listed below is c/o us at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604.

                         Amount and nature of        Percentage of outstanding
       Name             beneficial ownership (1)        voting securities (2)
--------------------- ----------------------------- ----------------------------

Thomas F. Duszynski .         54,976                          90.9%
Augustine Fund, L.P. (3)      49,976                          82.6%
PAC Funding LLC (4).           5,000                           8.3%
All executive officers
   and directors as a
   group (one person)         54,976                          90.9%
--------------------- ----------------------------- ----------------------------

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

(2) Applicable percentage of ownership as of December 30, 2006 are approximate based on approximately 604,693 shares of common stock outstanding.
(3)  Thomas F. Duszynski is a principal of Augustine Fund, L.P.
(4) Thomas F. Duszynski is a principal of Augustine Fund, L.P., which is a manager of PAC Funding LLC.

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

In June 2004, we entered into an agreement with the former holders of membership interests of Absolute Industries, LLC, pursuant to which the Merger was unwound. In connection with the unwinding of the effects of the Merger, James Wright, William Davis and Donald Woods, who were then directors and officers of our company, agreed to return to us all of the shares of our Series A convertible preferred stock issued to them in the Merger in consideration for the receipt of the stock of Merger Sub. In addition, Mr. Duszynski returned to us the 1,000,000 shares of our common stock issued to him in connection with the Merger, and Private Capital Group, Inc. returned to us the 4,000,000 shares of our common stock issued to that entity in connection with the Merger.

In May 2005, we entered into a Conversion Agreement with Augustine Fund, L.P., one of our shareholders. Pursuant to the Conversion Agreement, we issued to Augustine Fund, L.P. 47,469,250 pre-split shares of our common stock at a price of $0.004 per share, for the settlement of advances made to us by Augustine Fund, L.P. totaling $189,877 as of September 30, 2005. In addition, we agreed to issue to Augustine Fund, L.P. additional shares of common stock at a price of $0.004 per share in consideration for additional advances made to us, including advances to fund the preparation and filing of our securities filings with the Commission and related matters. The per share price of $0.004 was an agreed price between the parties.

Item 13. Exhibits

The following are being filed as part of this Annual Report on Form 10-KSB:

1. Financial Statements
   --------------------
See the Index to Financial Statements which appears on Page F-1 hereof.

2. Financial Statement Schedules
   -----------------------------
None.

3. Exhibits
   --------

Exhibit 2 - Plan of Reorganization dated February 25, 2002 (incorporated by reference to Exhibit 2 to Form 8-K filed September 16, 2002)

Exhibit 10.1 - Mutual Settlement Agreement dated June 3, 2004 by and among Absolute Potential, Inc., Absolute Waste Acquisitions, Inc., PAC Funding, LLC and the former holders of membership interests of Absolute Industries, LLC (incorporated by reference to Exhibit A to Schedule 14C filed July 14, 2004)

Exhibit 10.2 - Conversion Agreement dated May 19, 2005 by and between Absolute Potential, Inc. and Augustine Fund, L.P. (incorporated by reference to Exhibit
10.2 to Form 10-KSB filed May 20, 2005)

Exhibit 14 - Form of Code of Ethics (incorporated by reference to Exhibit 10.2 to Form 10-KSB filed May 20, 2005)

Exhibit 31.1 - Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2002 Exhibit 32.1 - Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services
------------------------------------------------

Our independent registered public accounting firm is Pender Newkirk & Company
LLP.

Audit Fees
-----------
Fees for audit services totaled $38,942 for the fiscal year ended September 30, 2005 and $19,609 for the fiscal year ended September 30, 2004, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-QSB, and services in connection with Commission filings.

Audit-Related Fees
-------------------
Fees for audit related services were $0 for fiscal 2005 and fiscal 2004.

Tax Fees
---------
Fees for tax services, including tax compliance and tax advice, totaled $0 in fiscal 2005 and fiscal 2004.

All Other Fees
----------------
Fees for all other services not included above were $0 for fiscal 2005 and fiscal 2004.

Effective May 6, 2003, the Commission adopted rules that require that before Pender Newkirk & Company LLP is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

     o    approved by our audit committee; or
     o entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee (or, in our case, the Board of Directors) requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee (or, in lieu thereof, the Board of Directors) must approve the permitted service before the independent auditor is engaged to perform it. Our sole director has approved the performance of services by the independent auditors. For fiscal 2005, the sole director approved 100% of the fees incurred.

Our sole director has considered the nature and amount of the fees billed by Pender Newkirk & Company LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Pender Newkirk & Company LLP.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ABSOLUTE POTENTIAL, INC.
(Registrant)


By:  /s/  Thomas F. Duszynski                           Date:  May 29, 2007
-------------------------------------
          Thomas F. Duszynski
          Chief Executive Officer,
          Chief Financial Officer and
          Director
          (Principal Executive Officer and
          Principal Financial and Accounting Officer)