Form 10QSB
period 2005-12-31
ABSOLUTE POTENTIAL, INC.
filed 2008-09-19
CIK 1002360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-21279


                            ABSOLUTE POTENTIAL, INC.
         ---------------------------------------------------------------
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


                                 (312) 427-5457
                 ----------------------------------------------
                (Issuer's Telephone Number, including area code)


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

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     As of September 17, 2008, the registrant had 604,693 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                      INDEX

Part I - Financial Information

Item 1.  Financial Statements

        Balance Sheet - December 31, 2005 (Unaudited)
                      and September 30, 2005..............................    3

        Statements of Operations -  Three months ended
                      December 31, 2005 and 2004 (Unaudited)..............    4

        Statements of Changes in Stockholders' Deficit
                      Three months ended December 31, 2005 (Unaudited)....    5

        Statements of Cash Flows -  Three months ended
                      December 31, 2005 and 2004 (Unaudited)..............    6

        Notes to Financial Statements. ...................................    7

Item 2. Management's Discussion and Analysis or Plan of Operation.........   12

Item 3. Controls and Procedures...........................................   19

Part II - Other Information

Item 1. Legal Proceedings.................................................   20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......   20

Item 3. Defaults Upon Senior Securities...................................   20

Item 4. Submission of Matters to a Vote of Security Holders...............   20

Item 5. Other Information.................................................   20

Item 6. Exhibits..........................................................   20

Signatures................................................................   21



                          PART I--FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------



                                 Absolute Potential, Inc.
                                       Balance Sheet
                               December 31, 2005 (Unaudited)
                                  and September 30, 2005



                                                              December 31,
                                                                  2005      September 30,
                                                               (Unaudited)      2005

Assets
Cash                                                          $     3,298    $     4,212
                                                              ===========    ===========
Liabilities and Stockholders' Deficit

Current Liabilities:
         Accounts payable                                     $    40,601    $   134,477
         Accrued payroll taxes                                    276,898        273,812
                                                              -----------    -----------
Total current liabilities                                         317,499        408,289

Long-Term Advances from Related Party                             438,334        228,335

Total Liabilities                                                 755,833        636,624

Stockholders' deficit:

         Common stock; $.0001 par value; 150,000,000 shares
         authorized; 604,693 shares issued and outstanding
                                                                       60             60
         Additional paid-in capital                                85,389         85,389
         Common stock payable                                     539,983        539,983
         Accumulated deficit                                   (1,377,967)    (1,257,844)
                                                              -----------    -----------

Total stockholders' deficit                                      (752,535)      (632,412)
                                                              -----------    -----------
                                                              $     3,298    $     4,212
                                                              ===========    ===========


                          The accompanying notes are an integral
                             part of the financial statements.

                                           - 3 -

                            Absolute Potential, Inc.
                            Statements of Operations
                                   (Unaudited)



                                                          Three Months
                                                        Ended December 31,
                                                     --------------------------
                                                       2005             2004
                                                       ----             ----

Operating revenues                                   $    --          $    --
                                                     ---------        ---------
Operating Expenses                                        --               --
Selling, general and administrative                    117,038           15,405
Depreciation and amortization                             --               --
                                                     ---------        ---------
                                                      (117,038)         (15,405)

Other Income (Expense)

Interest expense                                         3,085             --
                                                     ---------        ---------
Income (loss) before tax                              (120,123)         (15,405)

Income tax (expense) benefit                              --               --
                                                     ---------        ---------
Net income (loss)                                    $(120,123)       $ (15,405)
                                                     =========        =========

Net loss per share                                   $   (0.20)       $   (0.12)
                                                     =========        =========
Weighted average number of
  Common shares outstanding                            604,693          130,000
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



                                             Absolute Potential, Inc.
                                  Statements of Changes in Stockholders' Deficit
                                                    (Unaudited)


                                       Three Months Ended December 31, 2005



                                    Common Stock
                              -------------------------    Additional       Common
                               Number of                    Paid-in         Stock      Accumulated
                                Shares        Amount        Capital        Payable       Deficit         Total
                              -----------   -----------   -----------   -----------   -----------    -----------
Balance, September 30, 2005       604,693   $        60   $    85,389   $   539,983   $(1,257,844)   $  (632,412)

Net loss for the period              --            --            --            --        (120,123)      (120,123)
                              -----------   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2005        604,693   $        60   $    85,389   $   539,983   $(1,377,967)   $  (752,535)
                              ===========   ===========   ===========   ===========   ===========    ===========


                                      The accompanying notes are an integral
                                         part of the financial statements.

                                                      - 5 -

                            Absolute Potential, Inc.
                            Statements of Cash Flows
                                    Unaudited



                                                          Three Months Ended
                                                              December 31,
                                                           2005          2004
                                                        -----------------------

Cash Flow from Operating Activities
Net Income (Loss)                                       $(120,123)    $ (15,405)

Changes in Operating Assets and Liabilities:

         Accounts Payable                                 (93,876)      (31,530)
         Accrued Expenses                                   3,085        12,500
                                                        ---------     ---------
Net Cash (Used) Provided by Operating Activities         (210,914)      (34,435)


Cash Flows from Financing Activities:
Advances from Related Party                               210,000        34,435
                                                        ---------     ---------
Net Cash Provided by Financing Activities                 210,000        34,435


Net Decrease in Cash and Cash Equivalents                    (914)         --
Cash and Cash Equivalents,
     Beginning of Period                                    4,212          --
                                                        ---------     ---------

Cash and Cash Equivalents, End of Period                $   3,298     $    --
                                                        =========     =========

Supplemental Disclosures:
Cash Paid for Interest                                  $    --       $    --
Cash Paid for Income Taxes                              $    --       $    --


                     The accompanying notes are an integral
                        part of the financial statements.

                            Absolute Potential, Inc.
                          Notes to Financial Statements
                                December 31, 2005
                                   (Unaudited)


1.     Background Information

Absolute Potential, Inc. (the "Company" or "Absolute") is a Florida corporation that was incorporated on August 12, 1993. On July 31, 2003, the Company changed its name to Absolute Waste Services, Inc., pending a merger described in Note 2. On June 15, 2005, the Company received the written consent dated June 15, 2005, from the holders of approximately 90.9% of the outstanding voting stock approving an amendment to its Certificate of Incorporation to change the Company's name to Absolute Potential, Inc. On October 24, 2005, the Company amended its Certificate of Incorporation to reflect this name change. The Company has no current operations other than incurring professional services to continue to file its issuer reports.

2.     Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-KSB for Absolute Potential(the "Registrant" or the "Company") for the year ended September 30, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended September 30, 2005, as reported in the Form 10-KSB, have been omitted.


3.     Merger and Unwinding

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

In June 2004, the Board of Directors of the Company and the majority of the Company's shareholders, by written consent, determined that as a result of breaches of the Merger Agreement, it was equitable and appropriate to unwind the effects of the Merger, for each party to return to the other party the consideration received in connection with the Merger, and to release each other from all claims relating to the Merger Agreement and the Merger. In connection with this transaction, all of the issued and outstanding stock of the Merger Sub was transferred to the former members of Industries.


4.     Financial Restructuring and Going Concern Considerations

In August 2003, the board of directors amended the articles of incorporation to increase the authorized shares of voting common stock to 150,000,000 at $0.0001 par value and to authorize 50,000,000 shares of preferred stock at $0.001 par value, with rights and terms to be determined by the board from time to time.

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,377,967 and negative working capital of $314,201 as of December 31, 2005, and total liabilities exceeding total assets by $752,535 as of December 31, 2005.
Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern.


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


6. Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The application of SFAS No. 151 did not have a significant impact on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions." This statement's amendments are based on the principle that nonmonetary exchanges of assets should be measured by the fair value of the assets exchanged. SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The adoption of this statement did not have an effect on the Company's financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. This review affects any reporting period beginning after December 15, 2005, and the adoption of this statement did not have an effect on the Company's financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 clarifies terminology within SFAS 143 and requires an entry to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this interpretation did not have a material effect on the Company's financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will require entities that voluntarily make a change in accounting principle to apply that change retroactively to prior periods' financial statements unless this would be impracticable. SFAS No. 145 supersedes Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB No. 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The provisions of SFAS No. 154 are not expected to affect the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This statement shall be effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The provisions of SFAS No. 155 are not expected to affect the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The statement also describes the manner in which it should be initially applied. The provisions of SFAS No. 156 are not expected to affect the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of SFAS No. 157 on our financial statements.

7.     Related Party Transactions

During the quarter ended December 31, 2005, Augustine Fund, L.P., the major shareholder and funding source for the Company, funded the operations of the Company in the amount of $210,000.

During May 2005, Augustine Fund, L.P. converted its loan to the Company to common stock. At the time of the conversion, the loan amount was $189,877. This loan was converted to 474,693 shares of common stock. This conversion was effected at a value of $0.004 per share. The agreement allows for further conversion of any additional funds advanced at the same rate ($.004 per share) on a quarterly basis. The outstanding balance of these advance are $438,335 at December 31, 2005. These advances are unsecured and have no repayment terms.

The above transactions are not necessarily indicative of the transactions that would have been entered into had comparable transactions been entered into with independent parties.

8.     Income Taxes

The Company has net operating loss carryforwards of approximately $17 million, at December 31, 2005. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the company's common stock which took place in 2001. Under federal tax law, this change in ownership of the Company will significantly restrict future utilization of the net operating loss carryforwards. Other than the net operating losses which have been limited because of the change in ownership as described above, any other net operating losses will expire in 2009 through 2022.

A valuation allowance is required by FASB Statement No. 109 if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for December 31, 2005 were necessary.

9.    Payroll Taxes

As of December 31, 2005, the Company is delinquent in prior period payroll taxes, penalties and interest in the approximate amount of $277,000. The Company currently does not have an agreement with the Internal Revenue Service for payment of this liability.

10.   Stock Split

On November 14, 2005, the Company effectuated a reverse stock split whereby one share of common stock was issued for each 100 shares of common stock outstanding as of the record date, resulting in the number of outstanding shares being reduced from 60,469,250 to approximately 604,693.

11.   Legal Proceedings

The Commission has notified the Company that it is considering initiating administrative proceedings to have our common stock deregistered. The Company has submitted a written response to the Commission's notice. We cannot predict whether such administrative proceedings will go forward, and, if so, what the outcome of those proceedings will be.


Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

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

Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. Because the effects of the merger have been unwound, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this Report on Form 10-QSB treats us as a publicly held shell.

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

No Target Business or Target Industry Identified

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

Selection of a Target Business and Structuring of a Business Combination

Although the fair market value of our target business must comply with statutory financial parameters, we will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, we will consider, among other factors, the following:

     o    financial condition and results of operation;
     o    growth potential;
     o experience and skill of management and availability of additional personnel;
     o    capital requirements;
     o    competitive position
     o stage of development of the target business's products, processes or services;

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

Fair Market Value of Target Business

We anticipate that the initial target business that we acquire will have a fair market value that complies with statutorily imposed financial parameters. The fair market value of such business will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we may obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the statutory net assets threshold, it is not anticipated that copies of such opinion would be distributed to our shareholders, although copies will be provided to shareholders who request it.

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

Employees
---------
Thomas F. Duszynski is our sole employee, director and officer. Mr. Duszynski is not obligated to contribute any specific number of hours per week and intends to devote only as much time as he deems necessary to our affairs, and he will not be compensated for this time. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination. We have no salaried employees and we anticipate that none of our officers, directors or principal shareholders will receive any compensation for any assistance they may provide us. Our management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

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

Reports to Security Holders
---------------------------
We are subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB or Form 10-K, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials we file with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information of the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

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

New Regulations
---------------

On June 30, 2005, the SEC adopted rules regarding publicly reporting "shell companies", and the Company will be considered a shell company under the new definition. The rules are designed to ensure that investors in shell companies who acquire operations have timely access to the same type of information as is available to investors in public companies generally. Most of these rules became effective on August 22, 2005.

As adopted, the rules will:

     o require a public shell company to report on Form 8-K an event that causes it to cease being a shell company and to include in that Form 8-K the same type of detailed financial and other information about the company as is required to register a class of securities under the Exchange Act;

     o prohibit a public shell company from using Form S-8 (the abbreviated registration statement used to register securities issued under employee benefit plans) until 60 days after it ceases to be a shell company; and require every public company to check a box on the cover of all annual and quarterly reports to identify whether or not it is a shell company.

Liquidity and Capital Resources
-------------------------------
We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of December 31, 2005, we had accounts payable of $40,601, and a payroll tax obligation of $276,898. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

Critical Accounting Policies
----------------------------
Management's Discussion and Analysis or Plan of Operation discusses our audited financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these audited financial statements requires us to make estimates and assumptions that affect the assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies require significant judgments, estimates and assumptions used in the preparation of the audited financial statements.

Basic loss per common share (EPS) is computed by dividing loss available to our common stockholders by the weighted average number of shares of common stock outstanding for the year. Diluted EPS reflect the potential dilution from the exercise or conversion of securities into common stock.

If full conversion of securities into common stock were to occur, the total number of shares of fully diluted common stock outstanding would be 1,300,838.

Because we suffered a loss for the three months ended December 31, 2005, there was no diluted EPS, as it would have been anti-dilutive.

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

                                 PART II--OTHER

Item 1.    Legal Proceedings
----------------------------

The Commission has notified us that it is considering initiating administrative proceedings to have our common stock deregistered. We have submitted a written response to the Commission's notice. We cannot predict whether such administrative proceedings will go forward, and, if so, what the outcome of those proceedings will be.

In the ordinary course of our business, we may at times be subject to various legal proceedings. However, except as set forth above, we are not party to, and are not aware of, pending or threatened litigation that we currently anticipate would have a material adverse effect on our business or operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------
None.


Item 3. Defaults Upon Senior Securities
----------------------------------------
None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
None.

Item 5. Other Information
--------------------------
None.

Item 6. Exhibits
----------------
The following exhibits are being filed as part of this Report on Form 10-QSB:


Exhibit 31.1 - Certification of CEO/CFO pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of CEO/CFO pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ABSOLUTE POTENTIAL, INC.
                                                 (Registrant)




Date: September 17, 2008                    By:  /s/  Thomas F. Duszynski
                                               --------------------------------
                                                      Thomas F. Duszynski
                                                      Chief Executive Officer,
                                                      Chief Financial Officer
                                                      and Director
                                                      (Principal Executive
                                                      Officer and Principal
                                                      Financial and Accounting
                                                      Officer)