Form 10QSB
period 2006-06-30
ABSOLUTE POTENTIAL, INC.
filed 2008-09-19
CIK 1002360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                                      INDEX

Part I - Financial Information

Item 1.   Financial Statements

          Balance Sheet - June 30, 2006 (Unaudited)
            and September 30, 2005........................................     3

          Statements of Operations - Three months and nine months
            ended June 30, 2006 and 2005 (Unaudited)......................     4

          Statements of Changes in Stockholders' Deficit
            Nine months ended June 30, 2006 (Unaudited)...................     5

          Statements of Cash Flows - Nine months ended
            June 30, 2006 and 2005 (Unaudited)............................     6

          Notes to  Financial Statements. ................................     7

Item 2.   Management's Discussion and Analysis or Plan of Operation.......    12

Item 3.   Controls and Procedures.........................................    19

Part II - Other Information

Item 1.   Legal Proceedings...............................................    20

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....    20

Item 3.   Defaults Upon Senior Securities.................................    20

Item 4.   Submission of Matters to a Vote of Security Holders.............    20

Item 5.   Other Information...............................................    20

Item 6.   Exhibits........................................................    20

Signatures................................................................    21



                          PART I--FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------


                                  Absolute Potential, Inc.
                                       Balance Sheet
                               June 30, 2006 (Unaudited) and
                                    September 30, 2005



                                                             June 30, 2006  September 30,
                                                               (Unaudited)      2005

Assets
Cash                                                          $       130    $     4,212
                                                              ===========    ===========
Liabilities and Stockholders' Deficit

Current Liabilities:
         Accounts payable                                     $   124,276    $   134,477
         Accrued payroll taxes                                    283,541        273,812
                                                              -----------    -----------

Total current liabilities                                         407,817        408,289

Long-Term Advances from Related Party                             531,335        228,335

Total Liabilities                                                 939,152        636,624

Stockholders' deficit:

         Common stock; $.0001 par value; 150,000,000 shares
         authorized; 604,693 shares issued and outstanding
                                                                       60             60
         Additional paid-in capital                                85,389         85,389
         Common stock payable                                     539,983        539,983
         Accumulated deficit                                   (1,564,454)    (1,257,844)
                                                              -----------    -----------

Total stockholders' deficit                                      (939,022)      (632,412)
                                                              -----------    -----------

                                                              $       130    $     4,212
                                                              ===========    ===========


                          The accompanying notes are an integral
                             part of the financial statements.

                                            3



                                Absolute Potential, Inc.
                                Statements of Operations
                                       (Unaudited)



                                            Three Months             Nine Months
                                           Ended June 30,           Ended June 30,
                                      ----------------------    ----------------------
                                         2006        2005         2006         2005
                                         ----        ----         ----         ----

Operating revenues                    $    --      $    --      $    --      $    --
                                      ---------    ---------    ---------    ---------
Operating Expenses                         --           --           --           --
Selling, general and administrative      91,460      121,639      296,882      173,629
                                      ---------    ---------    ---------    ---------
                                        (91,460)    (121,639)    (296,882)    (173,629)

Other Income (Expense)

Interest expense                          3,458         --          9,728         --
                                      ---------    ---------    ---------    ---------
Income (loss) before tax                (94,918)    (121,639)    (306,610)    (173,629)

Income tax (expense) benefit               --           --           --           --
                                      ---------    ---------    ---------    ---------
Loss before discontinued Operations     (94,918)    (121,639)    (306,610)    (173,629)

                                      ---------    ---------    ---------    ---------
Net income (loss)                     $ (94,918)   $(121,639)   $(306,610)   $(173,629)
                                      =========    =========    =========    =========
Net loss per share                    $   (0.16)   $   (0.35)   $   (0.51)   $   (0.86)
                                      =========    =========    =========    =========
Weighted average number of
  Common shares outstanding             604,693      349,089      604,693      202,763
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

                                           4



                                             Absolute Potential, Inc.
                                 Statements of Changes in Stockholders' Deficit
                                                    (Unaudited)


                                          Nine Months Ended June 30, 2006



                                    Common Stock
                              -------------------------    Additional       Common
                               Number of                    Paid-in         Stock      Accumulated
                                Shares        Amount        Capital        Payable       Deficit         Total
                              -----------   -----------   -----------    -----------   -----------    -----------
Balance, September 30, 2005       604,693   $        60   $    85,389    $   539,983   $(1,257,844)   $  (632,412)

Net loss for the period              --            --            --             --        (306,610)      (306,610)
                              -----------   -----------   -----------    -----------   -----------    -----------

Balance, June 30, 2006            604,693   $        60   $   (85,389)   $   539,983   $(1,564,454)   $  (939,022)
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

                                                         5

                            Absolute Potential, Inc.
                            Statements of Cash Flows
                                   Unaudited



                                                          Nine Months Ended
                                                               June 30,
                                                          2006          2005
                                                        -----------------------

Cash Flow from Operating Activities
Net Income (Loss)                                       $(306,610)    $(173,629)

Changes in Operating Assets and Liabilities:
         Accounts Payable                                 (10,201)       56,335
         Accrued Expenses                                   9,729        28,000
                                                        ---------     ---------
Net Cash (Used) Provided by Operating Activities         (307,082)      (89,294)

Cash Flows from Financing Activities:
Advances from Related Party                               303,000        89,294
                                                        ---------     ---------
Net Cash Provided by Financing Activities                 303,000        89,294

Net Decrease in Cash and Cash Equivalents                  (4,082)         --
Cash and Cash Equivalents,
     Beginning of Period                                    4,212          --
                                                        ---------     ---------

Cash and Cash Equivalents, End of Period                $     130     $    --
                                                        =========     =========

Supplemental Disclosures:
Cash Paid for Interest                                  $    --       $ 189,877
Cash Paid for Income Taxes                              $    --       $    --


                     The accompanying notes are an integral
                        part of the financial statements.

                            Absolute Potential, Inc.
                          Notes to Financial Statements
                                  June 30, 2006
                                   (Unaudited)



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

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,564,454 and negative working capital of $407,687 as of June 30, 2006, and total liabilities exceeding total assets by $939,022 as of June 30, 2006.

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

7.     Related Party Transactions

During the quarter ended June 30, 2006, Augustine Fund, L.P., the major shareholder and funding source for the Company, funded the operations of the Company in the amount of $33,000.

During May 2005, Augustine Fund, L.P. converted its loan to the Company to common stock. At the time of the conversion, the loan amount was $189,877. This loan was converted to 474,693 shares of common stock. This conversion was effected at a value of $0.004 per share. The agreement allows for further conversion of any additional funds advanced at the same rate ($.004 per share) on a quarterly basis. The outstanding balance of these advance are $531,335 at June 30, 2006. These advances are unsecured and have no repayment terms.

The above transactions are not necessarily indicative of the transactions that would have been entered into had comparable transactions been entered into with independent parties.

8.     Income Taxes

The Company has net operating loss carryforwards of approximately $17 million, at June 30, 2006. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the company's common stock which took place in 2001. Under federal tax law, this change in ownership of the Company will significantly restrict future utilization of the net operating loss carryforwards. Other than the net operating losses which have been limited because of the change in ownership as described above, any other net operating losses will expire in 2009 through 2022.

A valuation allowance is required by FASB Statement No. 109 if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for June 30, 2006 were necessary.

9.     Payroll Taxes

As of June 30, 2006, the Company is delinquent in prior period payroll taxes, penalties and interest in the approximate amount of $283,500. The Company currently does not have an agreement with the Internal Revenue Service for payment of this liability.

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

As of June 30, 2006, we had accounts payable of $124,276, and a payroll tax obligation of $283,541. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

Critical Accounting Policies
- ----------------------------
Management's Discussion and Analysis or Plan of Operation discusses our audited financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these audited financial statements requires us to make estimates and assumptions that affect the assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies require significant judgments, estimates and assumptions used in the preparation of the audited financial statements.

Basic loss per common share (EPS) is computed by dividing loss available to our common stockholders by the weighted average number of shares of common stock outstanding for the year. Diluted EPS reflect the potential dilution from the exercise or conversion of securities into common stock.

If full conversion of securities into common stock were to occur, the total number of shares of fully diluted common stock outstanding would be 1,300,838. Because we suffered a loss for the three and nine months ended June 30, 2006 and 2005, there was no diluted EPS, as it would have been anti-dilutive.

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