Form 10-K
period 2006-09-30
ABSOLUTE POTENTIAL, INC.
filed 2011-12-16
CIK 1002360

 Form 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED ON September 30, 2006

OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-21279

ABSOLUTE POTENTIAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

FLORIDA	59-3223708
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

141 West Jackson Blvd, Suite 2182, Chicago, Illinois	60604
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (312) 427-5457

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendments to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filed [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X] No [  ]

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of September 30, 2006 was: negligible.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   [X]   No [   ]

As of December 16, 2011, 646,176 shares of the registrant’s common stock, par value of $0.0001, were outstanding.

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes ‘‘forward-looking statements’’ within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as ‘‘anticipates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘seeks,’’ ‘‘estimates,’’ or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements.

Item 1. Description of Business

Overview

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

Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was to search for a suitable business opportunity. Because the effects of the Merger have been unwound, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this Annual Report on Form 10-K will treat us as a publicly held shell.

On October 24, 2005, we changed our name to Absolute Potential, Inc. On November 14, 2005, the Company effectuated a reverse stock split whereby one share of common stock was issued for each 100 shares of common stock outstanding as of the record date.

We are seeking business opportunities through a merger with, or acquisition of, one or more private companies. We have had no material operations since 2004. We are not presently engaged in, and do not plan to engage in, any substantive commercial business for an indefinite period of time.

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

Our Office

Our office is located at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604, and the telephone number is (312) 427-5457located in the office of Augustine Fund, L.P.; Thomas Duszynski, our sole employee, director and officer, is a principal of Augustine Fund, L.P. We anticipate that our office will remain at the offices of Augustine Fund, L.P. until an acquisition has been concluded. All corporate records will be maintained at this office, and it is anticipated that all shareholders' meetings will take place in Chicago, Illinois. In the event that a merger or acquisition takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604, or that shareholders' meetings will be held in Chicago, Illinois. We are not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies. There are no written documents memorializing the foregoing. We consider our current office space adequate for our current operations.

There are no agreements or understandings with respect to our offices subsequent to the completion of an acquisition. Upon a merger or acquisition, we will likely relocate our office to that of the acquisition candidate.

Reports to Security Holders

We are subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials we file with the Commission at the Commission's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information of the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

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

New Regulations

On June 30, 2005, the SEC adopted rules regarding publicly reporting “shell companies”, and the Company will be considered a shell company under the new definition. The rules are designed to ensure that investors in shell companies who acquire operations have timely access to the same type of information as is available to investors in public companies generally. Most of these rules became effective on August 22, 2005.

As adopted, the rules will:

•	require a public shell company to report on Form 8-K an event that causes it to cease being a shell company and to include in that Form 8-K the same type of detailed financial and other information about the company as is required to register a class of securities under the Exchange Act;

•	prohibit a public shell company from using Form S-8 (the abbreviated registration statement used to register securities issued under employee benefit plans) until 60 days after it ceases to be a shell company; and require every public company to check a box on the cover of all annual and quarterly reports to identify whether or not it is a shell company.

Selection of Opportunities

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

Securities Law Regulations

1934 Act

Sections 13 and 15(d) of the 1934 Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

Recent SEC Shell Company Rules

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies. These rules were published in the Federal Register on July 21, 2005 and were made effective as of August 22, 2005, except for an amendment to Item 5.06 of the Form 8-K that became effective on November 5, 2005. The amendments expand the definition of a shell company to be a company with no or nominal operations, assets consisting of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Shell companies, as a result of these rule changes:

•	are now prohibited from using Form S-8 (the abbreviated registration statement used to register securities issued under employee benefit plans) until 60 days after it ceases to be a shell company;

•	must include current Form 10 information, including audited financial statements in the Form 8-K that the shell company files to report an event that causes it to cease being a shell company;

•	must file financial statements and pro forma information within four days of the transaction; and

•	where an operating company acquires a shell company and the operating company survives the transaction; the operating company will have acquired control of the shell for purposes of the definition of “succession” under the final rules and the operating company, as the surviving entity, will be required to file a Form 8-K under Item 5.01.

Prior to the new rules, financial statements of the acquired private company were not required to be filed on Form 8-K until 75 days after completion of the merger or acquisition. Also, detailed information about the business and management of the acquired private company was not required until the reporting company filed its next annual report on Form 10-KSB or Form 10-K. As a result, securities of the new entity could be traded for up to 75 days with investors having little or no access to vital information about the acquired private company.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or SOX. SOX imposes a wide variety of requirements on both U.S. and non-US. companies, that file or are required to file periodic reports with the SEC under the 1934 Act. Many of these new requirements could affect us and our board of directors. For instance, under SOX we may be required to:

•	form an audit committee in compliance with SOX;

•	our chief executive officer and chief financial officer are required to certify our financial statements;

•	ensure our directors and senior officers are required to forfeit all bonuses or other incentive-based compensation and profits received from the sale of our securities in the twelve month period following initial publication of any of our financial statements that later require restatement;

•	disclose any off-balance sheet transactions as required by SOX;

•	prohibit all personal loans to directors and officers;

•	ensure directors, officers and 10% holders file their Forms 4s within two days of a transaction;

•	adopt a code of ethics and file a Form 8-K whenever there is a change or waiver of this code; and

•	ensure our auditor is independent as defined by SOX.

SOX has required us to review our current procedures and policies to determine whether they comply with the SOX and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the SOX and will take whatever actions are necessary to ensure that we are in compliance.

Reports to Securities Holders

Reports and other information filed by us with the Commission pursuant to the informational requirements of the Securities Exchange Act of 1934 will be available for inspection and copying at the public reference facilities maintained by the Commission at 100 F Street, NE, Room 2521, Washington, D. C. 20549. Copies of such material may be obtained from the public reference section of the Commission at 100 F Street, NE, Room 2521, Washington, D. C. 20549, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our reports and other documents filed with the Commission may also be available electronically on the World Wide Web at http://www.sec.gov.

Competition

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

Item 2. Properties

Real Property

We are provided rent-free office space at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604 by Augustine Fund, L.P., one of our shareholders. We are not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

Other Property

We currently use office equipment provided by Augustine Fund, L.P., one of ours hareholders. We do not own or lease any equipment or other material assets.

Item 3. Legal Proceedings

In 2005 the Commission notified us that it is considering initiating administrative proceedings to have our common stock deregistered. We promptly submitted a written response to the Commission's notice and engaged in discussions with the Commission regarding this notice. On 10/17/2011 the Commission sent a written communication requesting that the Company be deregistered. The company has hired a third party legal counsel to respond to the Commission’s request for deregistration hoping to continue as a registered filer. On November 18, 2011 a preliminary hearing was held and the company was granted a continuance until January 9, 2012 at which time the judge will make a final ruling as to whether the Company’s stock will be deregistered or not.

In the ordinary course of our business, we may at times be subject to various legal proceedings. However, except as set forth above, we are not party to, and are not aware of, pending or threatened litigation that we currently anticipate would have a material adverse effect on our business or operations.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

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

On September 30, 2006, we adjusted our common stock outstanding to account for the costs to convert debt to equity. This cost was $4 and represents 41,483 shares. As of September 30, 2006, we had 275 record holders of our common stock and 646,176 shares of common stock outstanding.

Our common stock has previously been traded on the OTC Bulletin Board under the symbol "VCLL" and was delisted from the OTC Bulletin Board on August 11, 2003, and there is currently no public trading market for our common stock. On December 30, 2006, there was no bid price for our common stock.

Recent Sales of Unregistered Securities

None.

Dividends

We have not paid any dividends since our inception, and we do not foresee declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. Selected Financial Data.

Not Required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation--Introduction

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

Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. Because the effects of the Merger have been unwound, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this Annual Report on Form 10-K will treat us as a publicly held shell.

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

Selection of a Target Business and Structuring of a Business Combination

Although the fair market value of our target business must comply with statutory financial parameters, we will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, we will consider, among other factors, the following:

• financial condition and results of operation;

• growth potential;

• experience and skill of management and availability of additional

• personnel;

• capital requirements;

• competitive position;

• stage of development of the target business's products, processes or services;

• degree of current or potential market acceptance of the target business's products, processes or services;

• proprietary features and degree of intellectual property or other protection of the target business's products, processes or services;

• regulatory environment of the industry; and

• costs associated with effecting the business combination.

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

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, if we need to seek shareholder approval of a business combination, it may delay the completion of a transaction.

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

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of September 30, 2006, we have accounts payable of $137,183, a payroll tax obligation of $287,215 and a shareholder advance of $531,335. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

Critical Accounting Policies

Our audited financial statements have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies require significant judgments, estimates and assumptions used in the preparation of the audited consolidated financial statements.

We issue stock in lieu of cash for certain transactions. The fair value of our common stock, which is based on comparable cash purchases or the value of services, whichever is more readily determinable, is used to value the transaction.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. A valuation allowance is recorded for the portion of the deferred tax asset that we do not believe is recoverable.

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

ABSOLUTE POTENTIAL, INC.

Financial Statements

For The Years Ended September 30, 2006 and 2005

Report of Independent Registered Public Accounting Firm

Board of Directors

Absolute Potential, Inc.

Chicago, Illinois

We have audited the accompanying balance sheet of Absolute Potential, Inc. as of September 30, 2006, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 2006. These financial statements are the responsibility of the management of Absolute Potential, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Absolute Potential, Inc. as of September 30, 2006 and the results of its operations and its cash flows for the year ended September 30, 2006 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss of $323,243 during the year ended September 30, 2006 and has an accumulated deficit of $1,581,087 at September 30, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sassetti LLC

Sassetti LLC

Oak Park, Illinois

December 16, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors

Absolute Potential, Inc.

Chicago, Illinois

We have audited the accompanying balance sheet of Absolute Potential, Inc. as of September 30, 2005 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 2005. These financial statements are the responsibility of the management of Absolute Potential, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Absolute Potential, Inc. as of September 30, 2005 and the results of its operations and its cash flows for the year ended September 30, 2005 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss of approximately $295,000 during the year ended September 30, 2005 and has an accumulated deficit of $1,257,844 from inception to September 30, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

March 26, 2007

Absolute Potential, Inc.
Balance Sheets

	September 30,	September 30,
	2006	2005
Assets
Current assets:
Cash	$82	$4,212
	$82	$4,212

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$137,183	$134,477
Accrued payroll taxes	287,215	273,812
Total Current Liabilities	424,398	408,289

Convertible notes from shareholder	531,335	228,335
Total Liabilities	955,733	636,624

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outsanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 and 604,693 shares issued and outstanding as of September 30 ,2006 and 2005, respectively	64	60
Additonal paid-in capital	85,389	85,389
Common stock payable	539,983	539,983
Accumulated deficit	(1,581,087)	(1,257,844)
Total stockholders' equity (deficit)	(955,651)	(632,412)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$82	$4,212

The accompanying notes are an integral part of these financial statements

Absolute Potential, Inc.
Statements of operations

	Year Ended September 30,
	2006	2005

Operating revenues	$—	$—

Selling, general and administrative	323,243	294,962

Net loss	$(323,243)	$(294,962)

Net loss per share - basic and diluted	$(0.53)	$(0.97)

Weighted average number of common shares
oustanding - basic and diluted	604,807	304,271

The accompanying notes are an integral part of these financial statements

Absolute Potential, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
Years Ended September 30, 2006 and 2005

	Series A				Additional	Common		Total
	Common Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Payable	Deficit	Equity (Deficit)

Balance, September 30, 2004	—	$—	130,000	$13	$(104,441)	$539,983	$(962,882)	$(527,327)

Conversion of debt to equity	—	—	474,693	47	189,830	—	—	189,877

Net loss	—	—	—	—	—	—	(294,962)	(294,962)

Balance, September 30, 2005	—	$—	604,693	$60	$85,389	$539,983	$(1,257,844)	$(632,412)

Conversion costs of debt to equity	—	—	41,483	4	—	—	—	4

Net loss	—	—	—	—	—	—	(323,243)	(323,243)

Balance, September 30, 2006	—	$—	646,176	$64	$85,389	$539,983	$(1,581,087)	$(955,651)

The accompanying notes are an integral part of these financial statements

Absolute Potential, Inc.
Statements of Cash Flows

	Year Ended September 30,
	2006	2005

Cash Flows from Operating Activities:
Net loss	$(323,243)	$(294,962)
Adjustment to reconcile net loss to net cash
used in operating activities
Conversion costs of debt to equity	4	—
Accounts payable	2,706	222
Accrued expenses	13,403	28,000
Net cash used in operating activities	(307,130)	(266,740)

Cash Flows from Financing Activities:
Proceeds from Long-Term Advances from Related Party	303,000	270,952
Net cash provided by financing activities	303,000	270,952

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(4,130)	4,212

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,212	—

CASH & CASH EQUIVALENTS, ENDING BALANCE	$82	$4,212

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements

Absolute Potential, Inc.

Notes to Financial Statements

Years Ended September 30, 2006 and 2005

Note 1. Organization and Basis of Presentation

Organization and Line of Business

Absolute Potential, Inc. (the "Company" or "Absolute") is a Florida corporation that was incorporated on August 12, 1993. On July 31, 2003 the Company changed its name to Absolute Waste Services, Inc.,. On June 15, 2005, the Company received the written consent dated June 15, 2005, from the holders of approximately 90.9% of the outstanding voting stock approving an amendment to its Certificate of Incorporation to change the Company's name to Absolute Potential, Inc. On October 24, 2005, the Company amended its Certificate of Incorporation to reflect this name change. The Company has no current operations.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,581,087 and negative working capital of $424,316 as of September 30, 2006, and total liabilities exceeding total assets by $955,651 as of September 30, 2006. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

Absolute Potential, Inc.

Notes to Financial Statements

Years Ended September 30, 2006 and 2005

Recent Accounting Pronouncements

Share Based Payments

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

Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement. This statement became effective, on a prospective basis, for fiscal years beginning after December 15, 2005. The company is still evaluating the effects of Statement No. 154 on the Company's financial statements.

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The company is still evaluating the effects of SFAS No. 157 on the Company's financial statements.

Absolute Potential, Inc.

Notes to Financial Statements

Years Ended September 30, 2006 and 2005

Business Combinations - Revised

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The company is still evaluating the effects of SFAS No. 141 (Revised 2007) on the Company's financial statements.

The Hierarchy of GAAP

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). The company is still evaluating the effects of SFAS 162 on the Company's financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“ SFAS 165”) which was codified into ASC 855.  ASC 855 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  This position requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date.  In addition, ASC 855 requires companies to disclose the date through which the Company has evaluated subsequent events to be the date the financial statements are issued. The company is still evaluating the effects of SFAS 165 on the Company's financial statements.

FASB Accounting Standards Codification, amends SFAS 162

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 will only change the referencing convention of GAAP in Notes to the Financial Statements.

Revenue Recognition – Multiple Deliverable Revenue Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-13 on Topic 605, Revenue Recognition—Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) . The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. ASU 2009-13 provides amendments to the criteria in Subtopic 605-25, Multiple-Element Arrangements (“Subtopic 605-25”) for separating consideration in multiple-deliverable arrangements. The amendments in ASU 2009-13 establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in ASU 2009-13 also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted and can be applied prospectively or retrospectively. The company is still evaluating the effects of ASU 2009-13 on the Company's financial statements.

Absolute Potential, Inc.

Notes to Financial Statements

Years Ended September 30, 2006 and 2005

Fair Value Measurements and Disclosure – Overall

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. The company is still evaluating the effects of ASU No. 2010-06 on the Company's financial statements.

Compensation, Stock Compensation

In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation Topic 718, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The company is still evaluating the effects of ASU 2010-13 on the Company's financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The significant estimates made in the preparation of the Company’s financial statements relate to the determination of the valuation allowance for the deferred tax benefit and accrued payroll taxes. The Company’s actual results could differ materially from these estimates upon which the carrying values were based.

Absolute Potential, Inc.

Notes to Financial Statements

Years Ended September 30, 2006 and 2005

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in time deposits and all highly liquid investments with original maturities of three months or less.

Fair Value Measurements

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, the carrying amounts approximate their fair values due to their short maturities.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the year ended September 30, 2006 and 2005. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “b Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Diluted EPS is not presented at September 30, 2006 and 2005 because it is anti-dilutive. As of September 30, 2006 and 2005, the number of potential dilutive shares related to the long term advances from related party was 1,328,338 and 570,838, respectively.

Absolute Potential, Inc.

Notes to Financial Statements

Years Ended September 30, 2006 and 2005

Note 3. Related Party Transactions

During the years ended September 30, 2006 and 2005, Augustine Fund, L.P., the major shareholder and funding source for the company, funded the operations of the company in the amount of $303,000 and $270,952, respectively.

During May 2005, Augustine Fund, L.P. converted its loan to the Company to common stock. At the time of the conversion, the loan amount was $189,877. This loan was converted to 474,693 shares of common stock. This conversion was effected at a value of $0.4 per share. The agreement allows for further conversion of any additional funds advanced at the same rate on a quarterly basis. The outstanding balance of these advances are $531,335 and $228,335 at September 30, 2006 and 2005, respectively. These advances are unsecured, non interest bearing and have no repayment terms. The advances are convertible into shares of common stock. As of September 30, 2006 and 2005, the number of potential shares related to the long term advances from related party was 1,328,338 and 570,838, respectively.

Note 4. Income Taxes

Pursuant to ASC Topic 740, “Income Taxes,” the Company is required to compute tax asset benefits for net operating losses carried forward. The Company has net operating loss carryforwards of approximately $17,218,000, at September 30, 2006. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the company's common stock which took place in 2001. Under federal tax law, this change in ownership (and any prospective changes) of the Company will significantly restrict future utilization of the net operating loss carryforwards. The other net operating losses will expire in 2009 through 2026.

A valuation allowance is required by ASC Topic 740, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for September 30, 2006 and 2005 were necessary. Significant components of the Company's net deferred tax assets are as follows:

The Company's deferred income tax provisions include the following components:

	September 30,
	2006	2005

Tax benefit of net operating loss	6,801,189	6,673,510
Less valuation allowance	(6,801,189)	(6,673,510)
	-	-

Absolute Potential, Inc.

Notes to Financial Statements

Years Ended September 30, 2006 and 2005

A reconciliation of the income tax benefit computed at the federal statutory rate and the Company's effective rate are as follows:

	September 30,
	2006		2005
	$	%	$	%

Federal statutory rate	(109,901)	39.5%	(100,287)	(39.5)%
Adjustments, Primarily State income taxes	(17,778)	(5.5)%	(16,233)	(5.5)%
Change in valation allowance for tax
benefit of net operating loss	127,679	45.0%	116,520	45.0%
	—	—%	—	—%

The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of expenses deducted for financial reporting purposes that are not currently utilized for tax purposes.

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Tax years from September 30, 2001 and forward remain open as the Company has not filed those tax returns yet, although there are currently no ongoing tax examinations.

Note 5. Payroll Taxes

As of September 30, 2006 and 2005, the Company is delinquent in prior period payroll taxes, penalties and interest in the amount of $287,215 and $273,812, respectively. The $13,403 change from the 2005 accrued payroll taxes was due to interest expense. The Company currently does not have an agreement with the Internal Revenue Service for payment of this liability.

Note 6. Shareholders’ Equity

On November 14, 2005, the Company effectuated a reverse stock split whereby one share of common stock will be issued for each 100 shares of common stock outstanding as of the record date, resulting in the number of outstanding shares being reduced from 60,469,250 to approximately 604,693. The 2005 financials have been restated to give effect to the reverse stock split.

On September 30, 2006, the company adjusted its common stock outstanding to account for the costs to convert debt to equity. This cost was $4 and represents 41,483 shares. As of September 30, 2006, the Company had 275 record holders our common stock and 646,176 shares of common stock outstanding.

Note 7. Subsequent Events

On October 17, 2011 the Commission sent a written communication requesting that the Company be deregistered. The Company has hired a third party legal counsel to respond to the Commission’s request for deregistration hoping to continue as a registered filer. On November 18, 2011 a preliminary hearing was held and the Company was granted a continuance until January 9, 2012 at which time the judge will make a final ruling as to whether the Company’s stock will be deregistered or not.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported on our Form 8-K filed on October 5, 2007, Pender Newkirk & Company LLP was terminated as our certifying accountant on October 3, 2007. Pender Newkirk & Company LLP had served since April 2000 as the certifying accountant for our financial statements. During the period Pender Newkirk & Company LLP was engaged by us, there were no disagreements with Pender Newkirk & Company LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Pender Newkirk & Company LLP would have caused Pender Newkirk & Company LLP to make reference to the subject matter of the disagreements in connection with any reports it would have issued. Also, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On or about October 3, 2007, we entered into an agreement with Sassetti LLC to assume the role of our new certifying accountant. During the two most recent fiscal years and the subsequent interim periods prior to the engagement of Sassetti LLC, we did not consult with Sassetti LLC with regard to:

(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements; or

(ii) any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

The decision to change principal auditors and the engagement of the new principal auditor was recommended and approved by our sole director.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2006.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2006, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of September 30, 2006, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2006. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1.  Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our sole director and executive officer as of September 30, 2006.

Name	Age	Position

Thomas F. Duszynski	51	Chief Executive Officer,
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

Audit Committee

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

Item 11. Executive Compensation

General

Our sole executive officer did not receive any compensation during the years ended September 30, 2006 or 2005 and does not currently receive any compensation.

Outstanding Equity Awards at September 30, 2006

There were no executive officers' unexercised options at September 30, 2006. No shares of common stock were acquired upon exercise of options during the fiscal year ended September 30, 2006.

Employment Contracts

Our executive officer does not have an employment contract or similar arrangement with us.

Compensation of Directors

Our sole director did not receive any compensation during the years ended September 30, 2006, and he does not currently receive any compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth ownership information as of December 13, 2011 with respect to (i) our sole director and executive officer and (ii) each person known by us to be a beneficial owner of more than 5% of our outstanding voting securities. Each share of common stock is entitled to one vote. The address of each of the individuals or entities listed below is c/o us at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604.

	Amount and nature	Percentage of outstanding
Name	of beneficial ownership (1)	voting securities (2)
Thomas F. Duszynski	549,760	85.1%
Augustine Fund, L.P. (3)	499,760	77.3%
PAC Funding LLC (4)	50,000	7.7%
All executive officers and
directors as a group (one person)	549,760	85.1%

	646,176

Public Float	96,416

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

(2) Applicable percentage of ownership as of December 13, 2011 were calculated based on approximately 646,176 shares of common stock outstanding.

(3) Thomas F. Duszynski is a principal of Augustine Fund, L.P. Mr. Duszynski’s indirect holdings consist of 549,760 shares of common stock, of which 499,760 shares of common stock are held by Augustine fund, L.P. Thus for the purpose of this table the shares beneficially owned by Mr. Duszynski include the 499,760 shares beneficially owned by Augustine Fund, L.P.

(4) Thomas F. Duszynski is a principal of Augustine Fund, L.P., which is a manager of PAC Funding LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any securities authorized for issuance under equity compensation plans.

Changes in Control

We do not have any arrangements that may result in a change in control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We had no transactions with related persons during our fiscal year ended September 30, 2006. We do not have a parent company. We have not had a promoter at any time during the past five fiscal years.

Because Mr. Duszynski serves as our chief executive officer and chief financial officer, he is not considered to be an “independent” director under applicable independence standards or independence standards for committees set forth in The NASDAQ Stock Market’s corporate governance standards. Mr. Duszynski is a principal of Augustine Fund, L.P.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Sassetti LLC , which provided audit services with respect to our financial statements for the year ended September 30, 2006 and the prior three quarters. Pender Newkirk & Company LLP audited our financial statements for the year ended September 30, 2005, which was completed on March 26, 2007, as well as the prior three fiscal years.

Audit Fees

Fees for audit services totaled $75,000 and $38,942 for the fiscal years ended September 30, 2006 and 2005, respectively, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, and services in connection with Commission filings.

Audit-Related Fees

Fees for audit related services were $0 for fiscal 2006 and fiscal 2005.

Tax Fees

Fees for tax services, including tax compliance and tax advice, totaled $0 in fiscal 2006 and fiscal 2005.

All Other Fees

Fees for all other services not included above were $0 for fiscal 2006 and fiscal 2005.

Effective May 6, 2003, the Commission adopted rules that require that before our independent registered public accounting firm is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

Our sole director has considered the nature and amount of the fees billed by our independent registered public accounting firm, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Sassetti LLC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statement Schedules

Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto.

 (a)(2) Exhibits

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

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

ABSOLUTE POTENTIAL, INC.
(Registrant)

By: /s/ Thomas F. Duszynski	Date: December 16, 2011
Thomas F. Duszynski
Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

2	Plan of Reorganization dated February 25, 2002 (incorporated by reference to Exhibit 2 to Form 8-K filed September 16, 2002)

10.1	Mutual Settlement Agreement dated June 3, 2004 by and among Absolute Waste Services, Inc., Absolute Waste Acquisitions, Inc., PAC Funding, LLC and the former holders of membership interests of Absolute Industries, LLC (incorporated by reference to Exhibit A to Schedule 14C filed July 14, 2004)

10.2	Conversion Agreement dated May 19, 2005 by and between Absolute Waste Services, Inc. and Augustine Fund, L.P. (incorporated by reference to Exhibit 10.2 to Form 10-KSB filed May 20, 2005)

14	Form of Code of Ethics (incorporated by reference to Exhibit 10.2 to Form 10-KSB filed May 20, 2005)

31.1	Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

29