Form 10-Q
period 2006-12-31
ABSOLUTE POTENTIAL, INC.
filed 2011-12-20
CIK 1002360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 0-21279

ABSOLUTE POTENTIAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3223708
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

141West Jackson Blvd, Suite 2182, Chicago, Illinois 60604
(Address of Principal Executive Offices) (Zip Code)

312-427-5457
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐   No   [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   [X]   No   ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   [X] No    ☐

As of December 20, 2011, 646,176 shares of the registrant’s common stock, par value of $0.0001, were outstanding.

PART I

Item 1. Financial Information

Absolute Potential, Inc.
Balance Sheet

	December 31,	September 30,
	2006	2006
	(unaudited)	(audited)
Assets
Current assets:
Cash	$1,171	$82
Total Assets	$1,171	$82

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$125,236	$137,183
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	412,451	424,398

Long-term advances from related party	576,052	531,335
Total Liabilities	988,503	955,733

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additional paid-in capital	85,389	85,389
Common stock payable	539,983	539,983
Accumulated deficit	(1,612,768)	(1,581,087)
Total Stockholder Deficit	(987,332)	(955,651)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,171	$82

The accompanying notes are an integral part of these financial statements

Absolute Potential, Inc.
Statements of Operations

	Three Months Ended December 31,
	2006	2005
	(unaudited)	(unaudited)

Operating revenues	$—	$—

Selling, general and administrative	31,681	117,038

Net operating loss	(31,681)	(117,038)

Other income (expense)
Interest expense	—	(3,085)

Net loss	$(31,681)	$(120,123)

Net loss per share - basic and diluted	$(0.05)	$(0.20)

Weighted average number of common shares
outstanding - basic and diluted	646,176	604,693

The accompanying notes are an integral part of these consolidated financial statements

Absolute Potential, Inc.
Statement of Changes in Stockholders' Equity (Deficit)

	Series A				Additional	Common		Total
	Common Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
								Equity
	Shares	Amount	Shares	Amount	capital	Payable	Deficit	(Deficit)

Balance, September 30, 2006	—	$—	646,176	$64	$85,389	$539,983	$(1,581,087)	$(955,651)

Net loss	—	—	—	—	—	—	(31,681)	(31,681)

Balance, December 31, 2006 (unaudited)	—	$—	646,176	$64	$85,389	$539,983	$(1,612,768)	$(987,332)

 The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Three Months Ended December 31,
	2006	2005
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(31,681)	$(120,123)
Adjustment to reconcile net loss to net cash
Accounts payable	(11,947)	(93,876)
Accrued expenses	—	3,085
Net cash used in operating activities	(43,628)	(210,914)

Cash Flows from Financing Activities:
Proceeds from Long-Term Advances from Related Party	44,717	210,000
Net cash provided by financing activities	44,717	210,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,089	(914)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	82	4,212

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,171	$3,298

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

 The accompanying notes are an integral part of these financial statements.

 ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

(UNAUDITED)

Note 1. Organization and Basis of Presentation

The unaudited financial statements were prepared by Absolute Potential, Inc. (the "Company" or "Absolute"), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended December 31, 2006, are not necessarily indicative of the results to be expected for the year ending September 30, 2007.

Organization and Line of Business

Absolute Potential, Inc. is a Florida corporation that was incorporated on August 12, 1993. On July 31, 2003 the Company changed its name to Absolute Waste Services, Inc., pending a merger described below. On June 15, 2005, the Company received the written consent dated June 15, 2005, from the holders of approximately 90.9% of the outstanding voting stock approving an amendment to its Certificate of Incorporation to change the Company's name to Absolute Potential, Inc. On October 24, 2005, the Company amended its Certificate of Incorporation to reflect this name change. The Company has no current operations.

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

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

(UNAUDITED)

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,612,768 and negative working capital of $411,280 as of December 31, 2006, and total liabilities exceeding total assets by $987,332 as of December 31, 2006. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

(UNAUDITED)

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

The last filing of corporate tax returns was September 30, 2001. Tax years that remain open and subject to audit by the IRS and Florida include the years ended September 30, 2002 to 2010. No penalties or interest relating to income taxes have been incurred during the three months ended December 31, 2006 and 2005. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Diluted EPS is not presented at December 31, 2006 and 2005 because it is anti-dilutive. As of December 31, 2006 and September 30, 2006, the number of potential dilutive shares related to the long term advances from related party was 1,440,130 and 1,328,338, respectively.

Recent Accounting Pronouncements

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

DECEMBER 31, 2006

(UNAUDITED)

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

The Hierarchy of GAAP

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). The Company’s adoption of this revision did not have any impact on the Company’s financial condition or results of operations.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“ SFAS 165”) which was codified into ASC 855.  ASC 855 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  This position requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date.  In addition, ASC 855 requires companies to disclose the date through which the Company has evaluated subsequent events to be the date the financial statements are issued. The Company’s adoption of ASU 855 did not have any impact on its financial condition or results of operations.

FASB Accounting Standards Codification, amends SFAS 162

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Financial Statements.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

(UNAUDITED)

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

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

(UNAUDITED)

Note 3. Related Party Transactions

During the three months ended December 31, 2006, Augustine Fund, L.P., the major shareholder and funding source for the company, funded the operations of the company in the additional amount of $44,717.

The outstanding balances of these advances were $576,052 and $531,335 at December 31, 2006 and September 30, 2006, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock. As of December 31, 2006 and September 30, 2006, the number of potential shares related to the long term advances from related party was 1,440,130 and 1,328,338, respectively.

Note 4. Shareholders’ Equity

As of December 31, 2006, the Company had 275 record holders our common stock and 646,176 shares of common stock outstanding. There were no recorded equity transactions for the three months ended December 31, 2006.

Note 5. Subsequent Events

On October 17, 2011, the Commission sent a written communication requesting that the Company be deregistered. The Company has hired a third party legal counsel to respond to the Commission’s request for deregistration hoping to continue as a registered filer. On November 18, 2011 a preliminary hearing was held and the Company was granted a continuance until January 9, 2012 at which time the judge will make a final ruling as to whether the Company’s stock will be deregistered or not.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. Because the effects of the Merger have been unwound, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this Report on Form 10-Q will treat us as a publicly held shell.

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

Results of Operations

Three Months Ended December 31, 2006 compared to Three Months Ended December 31, 2005

	Three Months Ended December 31,
	2006	2005	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	31,681	117,038	(85,357)	-73%

Interest expense	—	3,085	(3,085)	-100%

Net loss	$(31,681)	$(120,123)	$88,442	-74%

Selling, General and Administrative: Selling, general and administrative expenses were $31,681 for the three months ended December 31, 2006, a decrease of $85,357 or 73%, compared to $117,038 for the three months ended December 31, 2005. The decrease was due to a significant decrease in operations.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of December 31, 2006, we have accounts payable of $125,236, a payroll tax obligation of $287,215 and a shareholder advance of $576,052. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies require significant judgments, estimates and assumptions used in the preparation of the financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

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

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

 (a)(1) Exhibits

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

ABSOLUTE POTENTIAL, INC.

(Registrant)

By: /s/ Thomas F. Duszynski	Date: December 20, 2011
Thomas F. Duszynski
Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and
Principal Financial and Accounting Officer