Form 10-Q
period 2007-03-31
ABSOLUTE POTENTIAL, INC.
filed 2011-12-21
CIK 1002360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐   No   [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐(Do not check if a smaller reporting company)	Smaller reporting company. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   [X]   No   ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   [X] No    ☐

As of December 21, 2011, 646,176 shares of the registrant’s common stock, par value of $0.0001, were outstanding.

PART I

Item 1. Financial Information

Absolute Potential, Inc.
Balance Sheet

	March 31,	September 30,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash	$1,113	$82
Total Assets	$1,113	$82

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$141,216	$137,183
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	428,431	424,398

Long-term advances from related party	593,571	531,335
Total Liabilities	1,022,002	955,733

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additional paid-in capital	85,389	85,389
Common stock payable	539,983	539,983
Accumulated deficit	(1,646,325)	(1,581,087)
Total stockholders' deficit	(1,020,889)	(955,651)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,113	$82

 The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues	$—	$—	$—	—

Selling, general and administrative	33,556	88,384	65,238	205,422

Net operating loss	(33,556)	(88,384)	(65,238)	(205,422)

Other income (expense)
Interest expense	—	(3,185)	—	(6,270)

Net loss	$(33,556)	$(91,569)	$(65,238)	$(211,692)

Net loss per share - basic and diluted	$(0.05)	$(0.15)	$(0.10)	$(0.35)

Weighted average number of common shares
outstanding - basic and diluted	646,176	604,693	646,176	604,693

The accompanying notes are an integral part of these consolidated financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders' Equity (Deficit)

	Series A				Additional	Common		Total
	Common Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	capital	Payable	Deficit	Equity (Deficit)
Balance, September 30, 2006	—	$—	646,176	$64	$85,389	$539,983	$(1,581,087)	$(955,651)

Net loss	—	—	—	—	—	—	(65,238)	(65,238)

Balance, March 31, 2007 (unaudited)	—	$—	646,176	$64	$85,389	$539,983	$(1,646,325)	$(1,020,889)

 The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Six Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(65,238)	$(211,692)
Adjustment to reconcile net loss to net cash
Accounts payable	4,033	(67,201)
Accrued expenses	—	6,270
Net cash used in operating activities	(61,205)	(272,623)

Cash Flows from Financing Activities:
Proceeds from Long-Term Advances from Related Party	62,236	270,000
Net cash provided by financing activities	62,236	270,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,031	(2,623)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	82	4,212

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,113	$1,589

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

 The accompanying notes are an integral part of these financial statements.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

Note 1. Organization and Basis of Presentation

The unaudited financial statements were prepared by Absolute Potential, Inc. (the "Company" or "Absolute"), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended March 31, 2007, are not necessarily indicative of the results to be expected for the year ending September 30, 2007.

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

MARCH 31, 2007

(UNAUDITED)

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,646,325 and negative working capital of $427,318 as of March 31, 2007, and total liabilities exceeding total assets by $1,020,889 as of March 31, 2007. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MARCH 31, 2007

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

The last filing of corporate tax returns was September 30, 2001. Tax years that remain open and subject to audit by the Internal Revenue Service and Florida Department of Revenue include the years ended September 30, 2002–2010. No penalties or interest relating to income taxes have been incurred during the six months ended March 31, 2007 and 2006. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Diluted EPS is not presented at March 31, 2007 and 2006 because it is anti-dilutive. As of March 31, 2007 and September 30, 2006, the number of potential dilutive shares related to the long term advances from related party was 1,483,928 and 1,328,338, respectively.

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

MARCH 31, 2007

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

The Hierarchy of GAAP

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). The Company’s adoption of this revision will not have any impact on the Company’s financial condition or results of operations.

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

MARCH 31, 2007

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

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

Note 3. Related Party Transactions

During the six months ended March 31, 2007, Augustine Fund, L.P., the major shareholder and funding source for the company, funded the operations of the company in the additional amount of $62,236.

The outstanding balances of these advances were $593,571 and $531,335 at March 31, 2007 and September 30, 2006, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock. As of March 31, 2007 and September 30, 2006, the number of potential shares related to the long term advances from related party was 1,483,928 and 1,328,338, respectively.

Note 4. Shareholders’ Equity

As of March 31, 2007, the Company had 275 record holders our common stock and 646,176 shares of common stock outstanding. There were no recorded equity transactions for the six months ended March 31, 2007.

Note 5. Subsequent Events

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	Three Months Ended March 31,
	2007	2006	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	33,556	88,384	(54,828)	-62%

Interest expense	—	3,185	(3,185)	-100%

Net loss	$(33,556)	$(91,569)	$58,013	-63%

Selling, General and Administrative: Selling, general and administrative expenses were $33,556 for the three months ended March 31, 2007, a decrease of $54,828 or 62%, compared to $88,384 for the three months ended March 31, 2006. The decrease was due to a significant decrease in operations. The reduction in interest expense was due to management’s decision to stop accruing interest on the outstanding payroll tax liability.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

	Six Months Ended March 31,
	2007	2006	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	65,238	205,422	(140,184)	-68%

Interest expense	—	6,270	(6,270)	-100%

Net loss	$(65,238)	$(211,692)	$146,454	-69%

Selling, General and Administrative: Selling, general and administrative expenses were $65,238 for the six months ended March 31, 2007, a decrease of $140,184 or 68%, compared to $205,422 for the six months ended March 31, 2006. The decrease was due to a significant decrease in operations. The reduction in interest expense was due to management’s decision to stop accruing interest on the outstanding payroll tax liability.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of March 31, 2007, we have accounts payable of $141,216, a payroll tax obligation of $287,215 and a shareholder advance of $593,571. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

N/A

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

ABSOLUTE POTENTIAL, INC.
(Registrant)

By: /s/ Thomas F. Duszynski	Date: December 21, 2011
Thomas F. Duszynski
Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and
Principal Financial and Accounting Officer)