Form 10-Q
period 2007-06-30
ABSOLUTE POTENTIAL, INC.
filed 2011-12-21
CIK 1002360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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

PART I

Item 1. Financial Information

Absolute Potential, Inc.
Balance Sheet

	June 30,	September 30,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash	$1,056	$82
Total Assets	$1,056	$82

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$125,905	$137,183
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	413,120	424,398

Long-term advances from related party	625,693	531,335
Total Liabilities	1,038,813	955,733

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additional paid-in capital	85,389	85,389
Common stock payable	539,983	539,983
Accumulated deficit	(1,663,193)	(1,581,087)
Total Stockholders' Deficit	(1,037,757)	(955,651)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,056	$82

The accompanying notes are an integral part of these consolidated financial statements.

Absolute Potential, Inc.
Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating revenues	$—	$—	$—	$—
Selling, general and administrative	16,868	91,460	82,106	296,882
Net operating loss	(16,868)	(91,460)	(82,106)	(296,882)
Other income (expense)
Interest expense	—	(3,458)	—	(9,728)
Net loss	$(16,868)	$(94,918)	$(82,106)	$(306,610)
Net loss per share - basic and diluted	$(0.03)	$(0.16)	$(0.13)	$(0.51)
Weighted average number of common shares
outstanding - basic and diluted	646,176	604,693	646,176	604,693

 The accompanying notes are an integral part of these consolidated financial statement.

Absolute Potential, Inc.
Statement of Changes in Stockholders' Equity (Deficit)

	Series A				Additional	Common
	Common Preferred stock		Common Stock		Paid-in	Stock	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	Payable	Deficit	Equity (Deficit)

Balance, September 30, 2006	—	$—	646,176	$64	$85,389	$539,983	$(1,581,087)	$(955,651)

Net loss	—	—	—	—	—	—	(82,106)	(82,106)

Balance, June 30, 2007 (unaudited)	—	$—	646,176	$64	$85,389	$539,983	$(1,663,193)	$(1,037,757)

The accompanying ntoes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Nine Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(82,106)	$(306,610)
Adjustment to reconcile net loss to net cash
Accounts payable	(11,278)	(10,201)
Accrued expenses	—	9,729
Net cash used in operating activities	(93,384)	(307,082)

Cash Flows from Financing Activities:
Proceeds from Long-Term Advances from Related Party	94,358	303,000
Net cash provided by financing activities	94,358	303,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	974	(4,082)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	82	4,212

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,056	$130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

 The accompanying notes are an integral part of these financial statements.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

Note 1. Organization and Basis of Presentation

The unaudited financial statements were prepared by Absolute Potential, Inc. (the "Company" or "Absolute"), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended June 30, 2007, are not necessarily indicative of the results to be expected for the year ending September 30, 2007.

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

JUNE 30, 2007

(UNAUDITED)

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,663,193 and negative working capital of $412,064 as of June 30, 2007, and total liabilities exceeding total assets by $1,037,757 as of June 30, 2007. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

JUNE 30, 2007

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

No penalties or interest relating to income taxes have been incurred during the nine months ended June 30, 2007 and 2006. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Diluted EPS is not presented at June 30, 2007 and 2006 because it is anti-dilutive. As of June 30, 2007 and September 30, 2006, the number of potential dilutive shares related to the long term advances from related party was 1,564,233 and 1,328,338, respectively.

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

JUNE 30, 2007

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

JUNE 30, 2007

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

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

  Note 3. Related Party Transactions

During the nine months ended June 30, 2007, Augustine Fund, L.P., the major shareholder and funding source for the company, funded the operations of the company in the additional amount of $94,358.

The outstanding balances of these advances were $625,693 and $531,335 at June 30, 2007 and September 30, 2006, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock. As of June 30, 2007 and September 30, 2006, the number of potential shares related to the long term advances from related party was 1,564,233 and 1,328,338, respectively.

Note 4. Shareholders’ Equity

As of June 30, 2007, the Company had 275 record holders our common stock and 646,176 shares of common stock outstanding. There were no recorded equity transactions for the nine months ended June 30, 2007.

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

Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. Because the effects of the Merger have been unwound, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this Report on Form the 10-Q will treat us as a publicly held shell.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

	Three Months Ended June 30,
	2007	2006	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	16,868	91,460	(74,592)	-82%

Interest expense	—	3,458	(3,458)	-100%

Net loss	$(16,868)	$(94,918)	$78,050	-82%

 Selling, General and Administrative: Selling, general and administrative expenses were $16,868 for the three months ended June 30, 2007, a decrease of $74,592 or 82%, compared to $91,460 for the three months ended June 30, 2006. The decrease was due to a significant decrease in operations. The reduction in interest expense was due to management’s decision to stop accruing interest on the outstanding payroll tax liability.

Nine months ended June 30, 2007 Compared to Nine months ended June 30, 2006

	Nine Months Ended June 30,
	2007	2006	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	82,106	296,882	(214,776)	-72%

Interest expense	—	9,728	(9,728)	-100%

Net loss	$(82,106)	$(306,610)	$224,504	-73%

Selling, General and Administrative: Selling, general and administrative expenses were $82,106 for the nine months ended June 30, 2007, a decrease of $214,776 or 72%, compared to $296,882 for the nine months ended June 30, 2006. The decrease was due to a significant decrease in operations. The reduction in interest expense was due to management’s decision to stop accruing interest on the outstanding payroll tax liability.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of June 30, 2007, we have accounts payable of $125,905, a payroll tax obligation of $287,215 and a shareholder advance of $625,693. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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