Form 10-K
period 2007-09-30
ABSOLUTE POTENTIAL, INC.
filed 2011-12-23
CIK 1002360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED ON September 30, 2007

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

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]    Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of September 30, 2007 was: negligible.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   [X] No    [  ]

As of December 23, 2011, 646,176 shares of the registrant’s common stock, par value of $0.0001, were outstanding.

Table of Contents

Page
PART I
Item 1. Business	4
Item 2. Properties	12
Item 3. Legal Proceedings	12

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity	13
Securities
Item 6. Selected Financial Data	13
Item 7. Management's Discussion and Analysis of Financial Condition and Results Operations	14
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	18
Item 8. Financial Statements and Supplementary Data	10
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20
Item 9A. Controls and Procedures	20
Item 9B Other Information	21

PART III
Item 10. Directors, Executive Officers and Corporate Governance	22
Item 11. Executive Compensation	22
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
Item 13. Certain Relationships and Related Transactions, and Director Independence	24
Item 14. Principal Accountant Fees and Services	24

PART IV
Item 15. Exhibits and Financial Statement Schedules	25
SIGNATURES	26

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

Our Office

Our office is located at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604, and the telephone number is (312) 427-5457 located in the office of Augustine Fund, L.P.; Thomas Duszynski, our sole employee, director and officer, is a principal of Augustine Fund, L.P. We anticipate that our office will remain at the offices of Augustine Fund, L.P. until an acquisition has been concluded. All corporate records will be maintained at this office, and it is anticipated that all shareholders' meetings will take place in Chicago, Illinois. In the event that a merger or acquisition takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604, or that shareholders' meetings will be held in Chicago, Illinois. We are not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies. There are no written documents memorializing the foregoing. We consider our current office space adequate for our current operations.

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

  form an audit committee in compliance with SOX;

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

  disclose any off-balance sheet transactions as required by SOX;

  prohibit all personal loans to directors and officers;

  ensure directors, officers and 10% holders file their Forms 4s within two days of a transaction;

  adopt a code of ethics and file a Form 8-K whenever there is a change or waiver of this code; and

  ensure our auditor is independent as defined by SOX.

SOX has required us to review our current procedures and policies to determine whether they comply with the SOX and the new regulations promulgated there under. We will continue to monitor our compliance with all future regulations that are adopted under the SOX and will take whatever actions are necessary to ensure that we are in compliance.

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

On September 30, 2006, we adjusted our common stock outstanding to account for the costs to convert debt to equity. This cost was $4 and represents 41,483 shares. As of September 30, 2007, we had approximately 275 record holders of our common stock and 646,176 shares of common stock outstanding.

Our common stock has previously been traded on the OTC Bulletin Board under the symbol "VCLL" and was delisted from the OTC Bulletin Board on August 11, 2003, and there is currently no public trading market for our common stock. Since December 30, 2006, there has been no bid price for our common stock.

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

Results of Operations

Year Ended September 30, 2007 compared to Year Ended September 30, 2006

	Year Ended September 30,
	2007	2006	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	84,151	323,243	(239,092)	-74%

Net loss	$(84,151)	$(323,243)	$239,092	-74%

Selling, General and Administrative: Selling, general and administrative expenses were $84,151 for the year ended September 30, 2007, a decrease of $239,092 or 74%, compared to $323,243 for the year ended September 30, 2006. The decrease is due to a reduction of professional services. Since the Company has become a “shell company” and cash has become tight, the Company was not incurring costs for any auditing services or filing costs and decreased its use of attorneys.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of September 30, 2007, we have accounts payable of $52,248, a payroll tax obligation of $287,215 and a shareholder advance of $701,339. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

ABSOLUTE POTENTIAL, INC.

Financial Statements

For The Years Ended September 30, 2007 and 2006

Report of Independent Registered Public Accounting Firm

Board of Directors

Absolute Potential, Inc.

Chicago, Illinois

We have audited the accompanying balance sheets of Absolute Potential, Inc. as of September 30, 2007 and 2006, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 2007 and 2006. These financial statements are the responsibility of the management of Absolute Potential, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Absolute Potential, Inc. as of September 30, 2007 and 2006and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss of $84,151 during the year ended September 30, 2007 and has an accumulated deficit of $1,665,238 at September 30, 2007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sassetti LLC

Sassetti LLC

Oak Park, Illinois

December 23, 2011

Absolute Potential, Inc.
Balance Sheets

	September 30,	September 30,
	2007	2006
Assets
Current assets:
Cash	$1,000	$82
Total Assets	$1,000	$82

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$52,248	$137,183
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	339,463	424,398

Long-term advances from related party	701,339	531,335
Total Liabilities	1,040,802	955,733

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additional paid-in capital	625,372	85,389
Common stock payable	—	539,983
Accumulated deficit	(1,665,238)	(1,581,087)
Total Stockholders' Deficit	(1,039,802)	(955,651)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,000	$82

 The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Operations

	Year Ended September 30,
	2007	2006
Operating revenues	$—	$—

Selling, general and administrative	84,151	323,243

Net loss	$(84,151)	$(323,243)

Net loss per share - basic and diluted	$(0.13)	$(0.53)

Weighted average number of common shares
outstanding - basic and diluted	646,176	604,807

The accompanying ntoes are an integral part of these consolidated financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
Years Ended September 30, 2007 and 2006

								Total
	Series A				Additional	Common		Stockholders’
	Common Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	capital	Payable	Deficit	(Deficit)

Balance, September 30, 2005	—	$—	604,693	$60	$85,389	$539,983	$(1,257,844)	$(632,416)

Conversion of debt to equity	—	—	41,483	4	—	—	—	4

Net loss	—	—	—	—	—	—	(323,243)	(323,243)

Balance, September 30, 2006	—	$—	646,176	$64	$85,389	$539,983	$(1,581,087)	$(955,651)

Net loss	—	—	—	—	—	—	(84,151)	(84,151)

Cancellation of unissued common shares from 2002 Plan of
Reorganization	—	—	—	—	539,983	(539,983)	—	—

Balance, September 30, 2007	—	$—	646,176	$64	$625,372	$—	$(1,665,238)	$(1,039,802)

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Year Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(84,151)	$(323,243)
Adjustment to reconcile net loss to net cash
Charge on conversion of debt to equity		4
Accounts payable	(84,935)	2,706
Accrued expenses	—	13,403
Net cash used in operating activities	(169,086)	(307,130)

Cash Flows from Financing Activities:
Proceeds from Long-Term Advances from Related Party	170,004	303,000
Net cash provided by financing activities	170,004	303,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	918	(4,130)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	82	4,212

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,000	$82

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2007 and 2006

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,665,238 and negative working capital of $338,463 as of September 30, 2007, and total liabilities exceeding total assets by $1,039,802 as of September 30, 2007. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2007 and 2006

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company does not feel that SFAS No. 157 will have any impact on the Company's financial condition or results of operations.

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

The Hierarchy of GAAP

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). The Company’s adoption of this revision will not have any impact on the Company's financial condition or results of operations.

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

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2007 and 2006

FASB Accounting Standards Codification, amends SFAS 162

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changes the referencing convention of GAAP in Notes to the Financial Statements.

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

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2007 and 2006

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

Other Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The Company’s adoption of ASU 2011-05 is not expected to have a material impact on their financial condition or results of operations.

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

September 30, 2007 and 2006

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

The last filing of corporate tax returns was September 30, 2001. Tax years that remain open and subject to audit include the Federal 2001–2010 years and the Florida 2001–2010 years

No significant penalties or interest relating to income taxes have been incurred during the year ended September 30, 2007 and 2006. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of the weighted average number of shares for dilutive net loss per common share for the years ended September 30, 2007 and 2006 because their effect would have been anti-dilutive. As of September 30, 2007 and 2006, the number of potential dilutive shares related to the long term advances from related party was 1,753,348 and 1,328,338, respectively.

Note 3. Related Party Transactions

During the years ended September 30, 2007 and 2006, Augustine Fund, L.P., the major shareholder and funding source for the company, funded the operations of the company in the amount of $170,004 and $303,000, respectively.

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2007 and 2006

The outstanding balance of these advances are $701,339 and $531,335 at September 30, 2007 and 2006, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock. As of September 30, 2007 and 2006, the number of potential shares related to the long term advances from related party was 1,753,348 and 1,328,338, respectively.

Note 4. Income Taxes

Pursuant to ASC Topic 740, “Income Taxes,” the Company is required to compute tax asset benefits for net operating losses carried forward. The Company has net operating loss carryforwards of approximately $17,302,000, at September 30, 2007. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the company's common stock which took place in 2001. Under federal tax law, this change in ownership (and any prospective changes) of the Company will significantly restrict future utilization of the net operating loss carryforwards. The net operating loss carryforwards will expire in 2009 through 2026.

A valuation allowance is required by ASC Topic 740, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for September 30, 2007 and 2006 were necessary. Significant components of the Company's net deferred tax assets are as follows:

The Company's deferred income tax provisions include the following components:

	September 30,
	2007	2006
Tax benefit of net operating loss carryforwards	6,834,431	6,801,979
Less valuation allowance	(6,834,431)	(6,801,979)
	—	—

A reconciliation of the income tax benefit computed at the federal statutoryrate and the Company's effective rate are as follows:

	September 30,
	2007		2006
	$	%	$	%

Federal statutory rate	(28,611)	(0.395%	(110,581)	(0.395)%
Adjustments, Primarily State income taxes	(4,628)	(0.055)%	(17,888)	(0.055%
Change in valuation allowance for tax
benefit of net operating loss	33,239	0.450%	128,469	0.450%
	—	—	—	—

The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of expenses deducted for financial reporting purposes that are not currently utilized for tax purposes.

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2007 and 2006

Note 5. Payroll Taxes

As of September 30, 2007 and 2006, the Company is delinquent in prior years’ payroll taxes, penalties and interest in the amount of $287,215. The Company currently does not have an agreement with the Internal Revenue Service for payment of this liability. No penalties or interest has been recorded since September 30, 2006.

Note 6. Shareholders’ Equity

On November 14, 2005, the Company effectuated a reverse stock split whereby one share of common stock will be issued for each 100 shares of common stock outstanding as of the record date, resulting in the number of outstanding shares being reduced from 60,469,250 to approximately 604,693. On September 30, 2006, the company adjusted its common stock outstanding to account for the costs to convert debt to equity. This cost was $4 and represents 41,483 shares. On September 30, 2007, the Company cancelled its unissued shares due from its 2002 Plan of Reorganization and transferred $539,983 to additional paid in capital. As of September 30, 2007, the Company had 275 record holders our common stock and 646,176 shares of common stock outstanding.

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

None

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2007, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2007, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2007. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

I.	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. Although the financial statements and footnotes are reviewed by management, the Company does not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions.

II.	The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

III.	The current accounting staff is relatively small and does not have the required infrastructure to meet the high demands of being a U.S. public company.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our sole director and executive officer as of September 30, 2007.

Name	Age	Position
Thomas F. Duszynski	52	Chief Executive Officer,
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

Item 11. Executive Compensation

General

Our sole executive officer did not receive any compensation during the years ended September 30, 2007 or 2006 and does not currently receive any compensation.

Outstanding Equity Awards at September 30, 2007

There were no executive officers' unexercised options at September 30, 2007. No shares of common stock were acquired upon exercise of options during the fiscal year ended September 30, 2007.

Employment Contracts

Our executive officer does not have an employment contract or similar arrangement with us.

Compensation of Directors

Our sole director did not receive any compensation during the years ended September 30, 2007, and he does not currently receive any compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth ownership information as of December 23, 2011 with respect to (i) our sole director and executive officer and (ii) each person known by us to be a beneficial owner of more than 5% of our outstanding voting securities. Each share of common stock is entitled to one vote. The address of each of the individuals or entities listed below is c/o us at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604.

	Amount and nature	Percentage of outstanding
Name	of beneficial ownership (1)	voting securities (2)
Thomas F. Duszynski	549,760	90.9%
Augustine Fund, L.P. (3)	499,760	82.6%
PAC Funding LLC (4)	50,000	8.3%
All executive officers and directors as a group (one
person)	549,760	90.9%

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

(2) Applicable percentage of ownership as of December 23, 2011 was calculated based on 646,176 shares of common stock outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

We had no transactions with related persons during our fiscal year ended September 30, 2007. We do not have a parent company. We have not had a promoter at any time during the past five fiscal years.

Because Mr. Duszynski serves as our chief executive officer and chief financial officer, he is not considered to be an “independent” director under applicable independence standards or independence standards for committees set forth in The NASDAQ Stock Market’s corporate governance standards. Mr. Duszynski is a principal of Augustine Fund, L.P.

Item 14. Principal Accountant Fees and Services

Audit Fees

Fees for audit services totaled $0 and $75,000 for the fiscal years ended September 30, 2007 and 2006, respectively, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, and services in connection with Commission filings.

Audit-Related Fees

Fees for audit related services were $0 for fiscal 2007 and fiscal 2006.

Tax Fees

Fees for tax services, including tax compliance and tax advice, totaled $0 in fiscal 2007 and fiscal 2006. The returns for these fiscal years have not yet been prepared.

All Other Fees

Fees for all other services not included above were $0 for fiscal 2007 and fiscal 2006.

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

The audit committee (or, in our case, the Board of Directors) requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee (or, in lieu thereof, the Board of Directors) must approve the permitted service before the independent auditor is engaged to perform it. Our sole director has approved the performance of services by the independent auditors. For fiscal 2007 and 2006, the sole director approved 100% of the fees incurred.

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

ABSOLUTE POTENTIAL, INC.

(Registrant)

By: /s/ Thomas F. Duszynski	Date: December 23, 2011
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

27