Form 10-Q
period 2007-12-31
ABSOLUTE POTENTIAL, INC.
filed 2011-12-27
CIK 1002360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2007

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

Large accelerated filer. [ ]	Accelerated filer. [ ]
Non-accelerated filer. [ ](Do not check if a smaller reporting company)	Smaller reporting company. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   [X]   No   [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   [X] No     [  ]

As of December 27, 2011, 646,176 shares of the registrant’s common stock, par value of $0.0001, were outstanding.

PART I

Item 1. Financial Information

Absolute Potential, Inc.
Balance Sheet

	December 31,	September 30,
	2007	2007
	(unaudited)
Assets
Current assets:
Cash	$—	$1,000
Total Assets	$—	$1,000

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$54,072	$52,248
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	341,287	339,463

Long-term advances from related party	717,839	701,339
Total Liabilities	1,059,126	1,040,802

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additional paid-in capital	625,372	625,372
Accumulated deficit	(1,684,562)	(1,665,238)
Total Stockholders' Deficit	(1,059,126)	(1,039,802)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$1,000

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Operations

	Three Months Ended December 31,
	2007	2006
	(unaudited)	(unaudited)
Operating revenues	$—	$—

Selling, general and administrative	19,324	31,681

Net loss	$(19,324)	$(31,681)

Net loss per share - basic and diluted	$(0.03)	$(0.05)

Weighted average number of common shares
outstanding - basic and diluted	646,176	646,176

The accompanying notes are an integral part of these consolidated financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders' Equity (Deficit)

	Series A				Additional		Total
	Common Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, September 30, 2007	—	$—	646,176	$64	$625,372	$(1,665,238)	$(1,039,802)

Net loss	—	—	—	—	—	(19,324)	(19,324)

Balance, December 31, 2007 (unaudited)	—	$—	646,176	$64	$625,372	$(1,684,562)	$(1,059,126)

 The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Three Months Ended December 31,	Thre Months Ended December 31,
	2007	2006
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(19,324)	$(31,681)
Adjustment to reconcile net loss to net cash
Accounts payable	1,824	(11,947)
Accrued expenses	—	—
Net cash used in operating activities	(17,500)	(43,628)

Cash Flows from Financing Activities:
Proceeds from Long-Term Advances from Related Party	16,500	44,717
Net cash provided by financing activities	16,500	44,717

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(1,000)	1,089

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,000	82

CASH & CASH EQUIVALENTS, ENDING BALANCE	$—	$1,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

 The accompanying notes are an integral part of these financial statements.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

(UNAUDITED)

Note 1. Organization and Basis of Presentation

The unaudited financial statements were prepared by Absolute Potential, Inc. (the "Company" or "Absolute"), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended December 31, 2007, are not necessarily indicative of the results to be expected for the year ending September 30, 2008.

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

DECEMBER 31, 2007

(UNAUDITED)

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,684,562 and negative working capital of $341,287 as of December 31, 2007, and total liabilities exceeding total assets by $1,059,126 as of December 31, 2007. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the determination of the valuation allowance for the deferred tax benefit and accrued payroll taxes. The Company’s actual results could differ materially from these estimates upon which the carrying values were based.

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

DECEMBER 31, 2007

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

The last filing of corporate tax returns was September 30, 2001. Tax years that remain open and subject to audit include the Federal 2001–2010 years and the Florida 2001–2010 years

No significant penalties or interest relating to income taxes have been incurred during the three months ended December 31, 2007 and 2006. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Diluted EPS is not presented at December 31, 2007 and September 30, 2007 because it is anti-dilutive. As of December 31, 2007 and September 30, 2007, the number of potential dilutive shares related to the long term advances from related party was 1,794,598 and 1,753,348, respectively.

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

DECEMBER 31, 2007

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

The Hierarchy of GAAP

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). The Company’s adoption of this revision did not have any impact on the Company's financial condition or results of operations.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“ SFAS 165”) which was codified into ASC 855.  ASC 855 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  This position requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date.  In addition, ASC 855 requires companies to disclose the date through which the Company has evaluated subsequent events to be the date the financial statements are issued. The Company’s adoption of ASU 855 did not have any impact on the Company's financial condition or results of operations.

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

DECEMBER 31, 2007

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

DECEMBER 31, 2007

(UNAUDITED)

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Related Party Transactions

During the three months ended December 31, 2007, Augustine Fund, L.P., the major shareholder and funding source for the company, funded the operations of the company in an additional amount of $16,500.

The outstanding balances of these advances were $717,839 and $701,339 at December 31, 2007 and September 30, 2007, respectively. These advances are unsecured and have no repayment terms, but do retain a conversion option.

Note 4. Shareholders’ Equity

As of December 31, 2007, the Company had 275 record holders our common stock and 646,176 shares of common stock outstanding.

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

Results of Operations

Three Months Ended December 31, 2007 compared to Three Months Ended December 31, 2006

	Three Months Ended
	December 31,
	2007	2006	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	19,324	31,681	(12,357)	-39%

Net loss	$(19,324)	$(31,681)	$12,357	-39%

Selling, General and Administrative: Selling, general and administrative expenses were $19,324 for the three months ended December 31, 2007, a decrease of $12,357 or 39%, compared to $31,681 for the three months ended December 31, 2006. The decrease was due to a decrease in the use of professionals, including attorneys and auditors.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of December 31, 2007, we have accounts payable of $54,072, a payroll tax obligation of $287,215 and a shareholder advance of $717,839. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

Item 1A. Risk Factors

Not applicable to smaller reporting companies

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

ABSOLUTE POTENTIAL, INC.
(Registrant)

By: /s/ Thomas F. Duszynski	Date: December 27, 2011
Thomas F. Duszynski
Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and
Principal Financial and Accounting Officer)