Form 10-Q
period 2008-03-31
ABSOLUTE POTENTIAL, INC.
filed 2011-12-27
CIK 1002360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 0-21279

ABSOLUTE POTENTIAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3223708
(State or other Jurisdiction of Incorporation of	(I.R.S. Employer Identification No.)
Organization)

141 West Jackson Blvd, Suite 2182, Chicago, Illinois 60604

(Address of Principal Executive Offices) (Zip Code)

312-427-5457

Registrant’s Telephone Number, Including Area Code)

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

Large accelerated filer. [ ]	Accelerated filer. [ ]
Non-accelerated filer. [ ] (Do not check if a smaller reporting company)	Smaller reporting company. [X]

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

PART I

Item 1. Financial Information

Absolute Potential, Inc.
Balance Sheet

	March 31,	September 30,
	2008	2007
	(unaudited)	(audited)
Assets
Current assets:
Cash	$218	$1,000
Total Assets	218	1,000

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	50,590	52,248
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	337,805	339,463

Long-term advances from related party	724,339	701,339

Total Liabilities	1,062,144	1,040,802

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additional paid-in capital	625,372	625,372
Accumulated deficit	(1,687,362)	(1,665,238)
Total Stockholders' Deficit	(1,061,926)	(1,039,802)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$218	$1,000

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues	$—	$—	$—	$—

Selling, general and administrative	2,800	33,556	22,124	65,238

Net loss	$(2,800)	$(33,556)	$(22,124)	$(65,238)

Net loss per share - basic and diluted	$(0.00)	$(0.05)	$(0.03)	$(0.10)

Weighted average number of common shares
outstanding - basic and diluted	646,176	646,176	646,176	646,176

 The accompanying notes are an integral part of these consolidated financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
March 31, 2008

	Series A
	Common Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, September 30, 2007	—	$—	646,176	$64	$625,372	$(1,665,238)	$(1,039,802)

Net loss	—	—	—	—	—	(22,124)	(22,124)

Balance, March 31, 2008 (unaudited)	—	$—	646,176	$64	$625,372	$(1,687,362)	$(1,061,926)

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Six Months Ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(22,124)	$(65,238)
Adjustment to reconcile net loss to net cash
Accounts payable	(1,658)	4,033
Net cash used in operating activities	(23,782)	(61,205)

Cash Flows from Financing Activities:
Proceeds from Long-Term Advances from Related Party	23,000	62,236
Net cash provided by financing activities	23,000	62,236

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(782)	1,031

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,000	82

CASH & CASH EQUIVALENTS, ENDING BALANCE	$218	$1,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

Note 1. Organization and Basis of Presentation

The unaudited financial statements were prepared by Absolute Potential, Inc. (the "Company" or "Absolute"), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended March 31, 2008, are not necessarily indicative of the results to be expected for the year ending September 30, 2008.

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

MARCH 31, 2008

(UNAUDITED)

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,687,362 and negative working capital of $337,587 as of March 31, 2008, and total liabilities exceeding total assets by $1,061,926 as of March 31, 2008. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MARCH 31, 2008

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

The last filing of corporate tax returns was September 30, 2001. Tax years that remain open and subject to audit include the Federal 2001–2010 years and the Florida 2001–2010 years

No significant penalties or interest relating to income taxes have been incurred during the six months ended March 31, 2008 and 2007. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of the weighted average number of shares for diluted net loss per common share as of March 31, 2008 and September 30, 2007 because their effect would have been anti-dilutive. As of March 31, 2008 and September 30, 2007, the number of potential dilutive shares related to the long term advances from related party was 1,810,848 and 1,753,348, respectively.

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

MARCH 31, 2008

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

MARCH 31, 2008

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

MARCH 31, 2008

(UNAUDITED)

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Related Party Transactions

During the six months ended March 31, 2008, Augustine Fund, L.P., the major shareholder and funding source for the company, funded the operations of the company in an additional amount of $23,000.

The outstanding balances of these advances were $724,339 and $701,339 at March 31, 2008 and September 30, 2007, respectively. These advances are unsecured and have no repayment terms, but do retain a conversion option.

Note 4. Shareholders’ Equity

As of March 31, 2008, the Company had approximately 275 record holders of their common stock and 646,176 shares of common stock outstanding.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Three Months Ended March 31,
	2008	2007	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	2,800	33,556	(30,756)	-92%

Net loss	$(2,800)	$(33,556)	$30,756	-92%

Selling, General and Administrative: Selling, general and administrative expenses were $2,800 for the three months ended March 31, 2008, a decrease of $30,756 or 92%, compared to $33,556 for the three months ended March 31, 2007. The decrease was due to a decrease in the use of professionals, including attorneys and auditors.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

	Six Months Ended March 31,
	2008	2007	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	22,124	65,238	(43,114)	-66%

Net loss	$(22,124)	$(65,238)	$43,114	-66%

Selling, General and Administrative: Selling, general and administrative expenses were $22,124 for the six months ended March 31, 2008, a decrease of $43,114 or 66%, compared to $65,238 for the six months ended March 31, 2007. The decrease was due to a decrease in the use of professionals, including attorneys and auditors.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of March 31, 2008, we have accounts payable of $50,590, a payroll tax obligation of $287,215 and a shareholder advance of $724,339. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

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