Form 10-K
period 2008-09-30
ABSOLUTE POTENTIAL, INC.
filed 2011-12-28
CIK 1002360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED ON September 30, 2008

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

Yes [X] No [   ]

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of September 30, 2008 was: negligible.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   [X] No    [  ]

As of December 28, 2011, 646,176 shares of the registrant’s common stock, par value of $0.0001, were outstanding.

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

Recent SEC Shell Company Rules

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies. These rules were published in the Federal Register on July 21, 2005 and were made effective as of August 22, 2005, except for an amendment to Item 5.06 of the Form 8-K that became effective on November 5, 2005. The amendments expand the definition of a shell company to be a company with no or nominal operations, assets consisting of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Shell companies, as a result of these rule changes:

•	are now prohibited from using Form S-8 (the abbreviated registration statement used to register securities issued under empoyee benefit plans) until 60 days after it ceases to be a shell company.
•	must include current Form 20 information, including audited financial statements in the Form 8-K that the shell company files to report an event that causes it to cease being a shell company,
•	must file financial statements and pro forma information within four days of the transaction; and
•	where an operating company acquires a shell company and the operating company survives the transaction; the operating company will have acquired control of the shell for purposes of the definition of “succession” under the final rules and the operating company, as the surviving entity, will be required to file a Form 8-K under Item 5.01.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

On September 30, 2006, we adjusted our common stock outstanding to account for the costs to convert debt to equity. This cost was $4 and represents 41,483 shares. As of September 30, 2008, we had approximately 275 record holders of our common stock and 646,176 shares of common stock outstanding.

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

Results of Operations

Year Ended September 30, 2008 compared to Year Ended September 30, 2007

	Year Ended September 30,
	2008	2007	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	52,945	84,151	(31,206)	-37%

Net loss	$(52,945)	$(84,151)	$31,206	-37%

Selling, General and Administrative: Selling, general and administrative expenses were $52,945 for the year ended September 30, 2008, a decrease of $31,206 or 37%, compared to $84,151 for the year ended September 30, 2007. The decrease is due to a reduction of professional services.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of September 30, 2008, we have accounts payable of $72,705, a payroll tax obligation of $287,215 and a shareholder advance of $733,189. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

Item 8. Financial Statements and Supplementary Data

ABSOLUTE POTENTIAL, INC.

Financial Statements

For The Years Ended September 30, 2008 and 2007

Contents

Page

Report of Independent Registered Public Accounting Form (Sassetti LLC)	F-1

Financial Statements:

Balance Sheets as of September 30, 2008 and 2007	F-2

Statements of Operations for the years ended September 30, 2008 and 2007	F-3

Statement of Stockholders' Equity for the years ended September 30, 2008 and 2007	F-4

Statements of Cash Flows for the years ended September 30, 2008 and 2007	F-5

Notes to Financial Statements	F-6

19

Report of Independent Registered Public Accounting Firm

Board of Directors

Absolute Potential, Inc.

Chicago, Illinois

We have audited the accompanying balance sheets of Absolute Potential, Inc. as of September 30, 2008 and 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 2008 and 2007. These financial statements are the responsibility of the management of Absolute Potential, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Absolute Potential, Inc. as of September 30, 2008 and 2007 and the results of its operations and its cash flows for the years ended September 30, 2008 and 2007 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss of $52,945 during the year ended September 30, 2008 and has an accumulated deficit of $1,718,183 at September 30, 2008. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sassetti LLC

Sassetti LLC

Oak Park, Illinois

December 28, 2011

Absolute Potential, Inc.
Balance Sheets

	September 30,	September 30,
	2008	2007
Assets
Current assets:
Cash	$362	$1,000
Total Assets	$362	$1,000

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$72,705	$52,248
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	359,920	339,463

Long-term advances from related party	733,189	701,339
Total Liabilities	1,093,109	1,040,802

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additional paid-in capital	625,372	625,372
Accumulated deficit	(1,718,183)	(1,665,238)
Total Stockholders' Deficit	(1,092,747)	(1,039,802)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$362	$1,000

The accompanying notes are an integeal part of these financial statements.

Absolute Potential, Inc.
Statements of Operations

	Year Ended September 30,
	2008	2007

Operating revenues	$—	$—

Selling, general and administrative	52,945	84,151

Net loss	$(52,945)	$(84,151)

Net loss per share - basic and diluted	$(0.08)	$(0.13)

Weighted average number of common shares
outstanding - basic and diluted	646,176	646,176

The accompanying notes are an integral part of these consolidated financial statements. F-3

Absolute Potential, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
September 30, 2008

	Common Preferred Stock		Common Stock					Total Stockholders’
	Shares	Amount	Shares	Amount	Additional Paid-in capital	Common Stock Payable	Accumulated Deficit	Equity (Deficit)
Balance, September 30, 2006	—	$—	646,176	$64	$85,389	$539,983	$(1,581,087)	$(955,651)

Net loss	—	—	—	—	—	—	(84,151)	(84,151)

Cancellation of unissued
common shares from
2002 Plan of Reorganization	—	—	—	—	539,983	(539,983)	—	—

Balance, September 30, 2007	—	$—	646,176	$64	$625,372	$—	$(1,665,238)	$(1,039,802)

Net loss	—	—	—	—	—	—	(52,945)	(52,945)

Balance, September 30, 2008	—	$—	$646,176	$64	$625,372	$—	$(1,718,183)	$(1,092,747)

The accompanying notes are an integral part of these financial statements

F-4

Absolute Potential, Inc.
Statements of Cash Flows

	Year Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(52,945)	$(84,151)
Adjustment to reconcile net loss to net cash
Accounts payable	20,457	(84,935)
Net cash used in operating activities	(32,488)	(169,086)

Cash Flows from Financing Activities:
Proceeds from Long-Term Advances from Related Party	31,850	170,004
Net cash provided by financing activities	31,850	170,004

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(638)	918

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,000	82

CASH & CASH EQUIVALENTS, ENDING BALANCE	$362	$1,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2008 and 2007

Note 1. Organization and Basis of Presentation

Organization and Line of Business

Absolute Potential, Inc. (the "Company" or "Absolute") is a Florida corporation that was incorporated on August 12, 1993. On July 31, 2003 the Company changed its name to Absolute Waste Services, Inc.. On June 15, 2005, the Company received the written consent dated June 15, 2005, from the holders of approximately 90.9% of the outstanding voting stock approving an amendment to its Certificate of Incorporation to change the Company's name to Absolute Potential, Inc. On October 24, 2005, the Company amended its Certificate of Incorporation to reflect this name change. The Company has no current operations.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,718,183 and negative working capital of $359,558 as of September 30, 2008, and total liabilities exceeding total assets by $1,092,747 as of September 30, 2008. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2008 and 2007

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company does not feel that SFAS No. 157 will have any impact on the Company's financial condition or results of operations..

Business Combinations - Revised

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company does not feel that SFAS No. 141 will have any impact on the Company's current financial condition or results of operations, but may impact future acquisitions, if any.

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

September 30, 2008 and 2007

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

September 30, 2008 and 2007

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

September 30, 2008 and 2007

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

No penalties or interest relating to income taxes have been incurred during the years ended September 30, 2008 and 2007. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2008 and 2007

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of the weighted average number of shares for dilutive net loss per common share for the years ended September 30, 2008 and 2007 because their effect would have been anti-dilutive. As of September 30, 2008 and 2007, the number of potential dilutive shares related to the long term advances from related party was 1,832,973 and 1,753,348, respectively.

Note 3. Related Party Transactions

During the years ended September 30, 2008 and 2007, Augustine Fund, L.P., the major shareholder and funding source for the company, funded the operations of the company in additional amounts of $31,850 and $170,004, respectively.

The outstanding balances of these advances are $733,189 and $701,339 at September 30, 2008 and 2007, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock. As of September 30, 2008 and 2007, the number of potential shares related to the long term advances from related party was 1,832,973 and 1,753,348, respectively.

Note 4. Income Taxes

Pursuant to ASC Topic 740, “Income Taxes,” the Company is required to compute tax asset benefits for net operating losses carried forward. The Company has net operating loss carryforwards of approximately $17,355,000, at September 30, 2008. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the company's common stock which took place in 2001. Under federal tax law, this change in ownership (and any prospective changes) of the Company will significantly restrict future utilization of the net operating loss carryforwards. The net operating loss carryforwards will expire in 2009 through 2026.

A valuation allowance is required by ASC Topic 740, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for September 30, 2008 and 2007 were necessary. Significant components of the Company's net deferred tax assets are as follows:

The Company's deferred income tax provisions include the following components:

	September 30,
	2008	2007
Tax benefit of net operating loss	6,855,344	6,834,431
Less valuation allowance	(6,855,344)	(6,834,431)
	—	—

A reconciliation of the income tax benefit computed at the federal statutory rate and the Company's effective rate are as follows:

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2008 and 2007

	September 30,
	2008		2007
	$	%	$	%

Federal statutory rate	(18,001)	(39.5)%	(28,611)	(39.5)%
Adjustments, Primarily State income taxes	(2,912)	(5.5)%	(4,628)	(5.5)%
Change in valuation allowance for tax
benefit of net operating loss	20,913	45.0%	33,239	45.0%
	—	—%	—	—%

The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of expenses deducted for financial reporting purposes that are not currently utilized for tax purposes.

Note 5. Payroll Taxes

As of September 30, 2008 and 2007, the Company is delinquent in prior period payroll taxes, penalties and interest in the amount of $287,215. The Company currently does not have an agreement with the Internal Revenue Service for payment of this liability. No penalties or interest have been recorded since September 30, 2006

Note 6. Shareholders’ Equity

On September 30, 2007, the Company cancelled its unissued shares due from its 2002 Plan of Reorganization and transferred $539,983 to additional paid in capital. As of September 30, 2008, the Company had approximately 275 record holders of their common stock and 646,176 shares of common stock outstanding.

There were no recorded equity transactions for the year ended September 30, 2008.

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

None.

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2008.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2008, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2008. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm in accordance with rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our sole director and executive officer as of September 30, 2008.

Name	Age	Position
Thomas F. Duszynski	53	Chief Executive Officer,
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

Item 11. Executive Compensation

General

Our sole executive officer did not receive any compensation during the years ended September 30, 2008 or 2007 and does not currently receive any compensation.

Outstanding Equity Awards at September 30, 2008

There were no executive officers' unexercised options at September 30, 2008. No shares of common stock were acquired upon exercise of options during the fiscal year ended September 30, 2008.

Employment Contracts

Our executive officer does not have an employment contract or similar arrangement with us.

Compensation of Directors

Our sole director did not receive any compensation during the years ended September 30, 2008, and he does not currently receive any compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth ownership information as of December 28, 2011 with respect to (i) our sole director and executive officer and (ii) each person known by us to be a beneficial owner of more than 5% of our outstanding voting securities. Each share of common stock is entitled to one vote. The address of each of the individuals or entities listed below is c/o us at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604.

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

(2) Applicable percentage of ownership as of December 28, 2011 was calculated based on 646,176 shares of common stock outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

We had no transactions with related persons during our fiscal year ended September 30, 2008. We do not have a parent company. We have not had a promoter at any time during the past five fiscal years.

Because Mr. Duszynski serves as our chief executive officer and chief financial officer, he is not considered to be an “independent” director under applicable independence standards or independence standards for committees set forth in The NASDAQ Stock Market’s corporate governance standards. Mr. Duszynski is a principal of Augustine Fund, L.P.

Item 14. Principal Accountant Fees and Services

Audit Fees

Fees for audit services were $12,980 and $0 for the fiscal years ended September 30, 2008 and 2007, respectively, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, and services in connection with Commission filings.

Audit-Related Fees

There were no fees for audit related services for fiscal 2008 and fiscal 2007.

Tax Fees

There were no fees for tax services, including tax compliance and tax advice in fiscal 2008 and fiscal 2007.

All Other Fees

Fees for all other services not included above were $0 for fiscal 2008 and fiscal 2007.

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

The audit committee (or, in our case, the Board of Directors) requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee (or, in lieu thereof, the Board of Directors) must approve the permitted service before the independent auditor is engaged to perform it. Our sole director has approved the performance of services by the independent auditors. For fiscal 2008, the sole director approved 100% of the fees incurred.

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

ABSOLUTE POTENTIAL, INC.
(Registrant)

By: /s/ Thomas F. Duszynski	Date: December 28, 2011
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

28