Form 10-Q
period 2008-12-31
ABSOLUTE POTENTIAL, INC.
filed 2011-12-29
CIK 1002360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2008

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   [X] No    ☐

As of December 29, 2011, 646,176 shares of the registrant’s common stock, par value of $0.0001, were outstanding.

PART I

Item 1. Financial Information

Absolute Potential, Inc.
Balance Sheet

	December 31,	September 30,
	2008	2008
	(unaudited)
Assets
Current assets:
Cash	$303	$362
Total Assets	$303	$362

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$61,534	$72,705
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	348,749	359,920

Long-term advances from related party	748,131	733,189
Total Liabilities	1,096,880	1,093,109

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additional paid-in capital	625,372	625,372
Accumulated deficit	(1,722,013)	(1,718,183)
Total Stockholders' Deficit	(1,096,577)	(1,092,747)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$303	$362

 The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Operations

	Three Months Ended December 31,
	2008	2007
	(unaudited)	(unaudited)
Operating revenues	$—	$—

Selling, general and administrative	3,830	19,324

Net loss	$(3,830)	$(19,324)

Net loss per share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares
outstanding - basic and diluted	646,176	646,176

The accompanying notes are an integral part of these consolidated financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders’ Equity (Deficit)
Three Months Ended December 31, 2008

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)

Balance, September 30, 2008	—	$—	646,176	$64	$625,372	$(1,718,183)	$(1,092,747)

Net loss	—	$—	—	—	—	(3,830)	(3,830)

Balance, December 31, 2008	—	$—	646,176	$64	$625,372	$(1,722,013)	$(1,096,577)
(unaudited)

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Three Months Ended December 31,
	2008	2007
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(3,830)	$(19,324)
Adjustment to reconcile net loss to net cash
Accounts payable	(11,171)	1,824
Net cash used in operating activities	(15,001)	(17,500)

Cash Flows from Financing Activities:
Proceeds from Long-Term Advances from Related Party	14,942	16,500
Net cash provided by financing activities	14,942	16,500

NET DECREASE IN CASH & CASH EQUIVALENTS	(59)	(1,000)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	362	1,000

CASH & CASH EQUIVALENTS, ENDING BALANCE	$303	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(UNAUDITED)

Note 1. Organization and Basis of Presentation

The unaudited financial statements were prepared by Absolute Potential, Inc. (the "Company" or "Absolute"), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended December 31, 2008, are not necessarily indicative of the results to be expected for the year ending September 30, 2009.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,722,013 and negative working capital of $348,446 as of December 31, 2008, and total liabilities exceeding total assets by $1,096,577 as of December 31, 2008. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

DECEMBER 31, 2008

(UNAUDITED)

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

The last filing of corporate tax returns was September 30, 2001. Tax years that remain open and subject to audit include the Federal 2001-2010 years and the Florida 2001-2010 years.

No penalties or interest relating to income taxes have been incurred during the three months ended December 31, 2008 and 2007. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(UNAUDITED)

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of the weighted average number of shares for diluted net loss per common share as of December 31, 2008 and September 30, 2008 because their effect would have been anti-dilutive. As of December 31, 2008 and September 30, 2008 the number of potential dilutive shares related to the long term advances from related party was 1,870,328 and 1,832,973, respectively.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” codified into ASC 820, which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company’s adoption of ASC 820 did not have any impact on the Company’s financial condition or results of operations.

Business Combinations - Revised

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” which was codified into ASC 805. ASC 805 changes how a reporting enterprise accounts for the acquisition of a business. ASC 805 requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. ASC 805 is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company does not feel that ASC 805 will have any impact on the Company’s current financial condition or results of operations, but may impact future acquisitions, if any.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) which was codified into ASC 855.  ASC 855 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  This position requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date.  In addition, ASC 855 requires companies to disclose the date through which the Company has evaluated subsequent events to be the date the financial statements are issued. The Company’s adoption of ASC 855 did not have any impact on the Company’s financial condition or results of operations.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(UNAUDITED)

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

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(UNAUDITED)

Other Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in single continuous statement of income or separately in consecutive statements of income and comprehensive income. The Company’s adoption of ASU 2011-05 is not expected to have a material impact on their financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Related Party Transactions

During the three months ended December 31, 2008, Augustine Fund, L.P., the major shareholder and funding source for the company, funded the operations of the company in an additional amount of $14,942.

The outstanding balances of these advances were $748,131 and $733,189 at December 31, 2008 and September 30, 2008, respectively. These advances are unsecured and have no repayment terms, but do retain a conversion option. As of December 31, 2008 and September 30, 2008, the number of potential shares related to the long term advances from related party was 1.870,328 and 1,832,973, respectively.

Note 4. Shareholders’ Equity

As of December 31, 2008, the Company had approximately 275 record holders of their common stock and 646,176 shares of common stock outstanding. There were no recorded equity transactions for the three months ended December 31, 2008.

Note 5. Subsequent Events

On October, 17 2011 the Commission sent a written communication requesting that the Company be deregistered. The Company has hired a third party legal counsel to respond to the Commission’s request for deregistration hoping to continue as a registered filer. On November 18, 2011 a preliminary hearing was held and the Company was granted a continuance until January 9, 2012 at which time the judge will make a final ruling as to whether the Company’s stock will be deregistered or not.

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

Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. Because the effects of the Merger have been unwound, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this report on the Form 10-Q will treat us as a publicly held shell.

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

•         growth potential;

•         experience and skill of management and availability of additional personnel;

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

Results of Operations

Three Months Ended December 31, 2008 compared to Three Months Ended December 31, 2007

	Three Months Ended December 31,
	2008	2007	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	3,830	19,324	(15,494)	-80%

Net loss	$(3,830)	$(19,324)	$15,494	-80%

Selling, General and Administrative: Selling, general and administrative expenses were $3,830 for the three months ended December 31, 2008, a decrease of $15,494 or 80%, compared to $19,324 for the three months ended December 31, 2007. The decrease was due to a significant decrease in the use of professionals, including attorneys and auditors.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of December 31, 2008, we have accounts payable of $61,534, a payroll tax obligation of $287,215 and a shareholder advance of $748,131. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

ABSOLUTE POTENTIAL, INC.
(Registrant)

By: /s/ Thomas F. Duszynski	Date: December 29, 2011
Thomas F. Duszynski
Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and
Principal Financial and Accounting Officer)