Form 10-Q
period 2009-06-30
ABSOLUTE POTENTIAL, INC.
filed 2011-12-29
CIK 1002360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 0-21279

ABSOLUTE POTENTIAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3223708
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

141West Jackson Blvd,Suite 2182, Chicago, Illinois 60604
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

PART I

Item 1. Financial Information

Absolute Potential, Inc.
Balance Sheet
	June 30,	September 30,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash	$163	$362
Total Assets	$163	$362

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$69,415	$72,705
Accrued payroll taxes	287,215	287,215

Total Current Liabilities	356,630	359,920

Long-term advances from related party	748,131	733,189

Total Liabilities	1,104,761	1,093,109

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additional paid-in capital	625,372	625,372
Accumulated deficit	(1,730,034)	(1,718,183)

Total Stockholders' Deficit	(1,104,598)	(1,092,747)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$163	$362

 The accompanying notes are an integral part of these financial statements

Absolute Potential, Inc.
Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating revenues	$—	$—	$—	$—

Selling, general and administrative	1,429	6,475	11,851	$28,599

Net loss	$(1,429)	$(6,475)	$(11,851)	$(28,599)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.04)

Weighted average number of common shares
outstanding - basic and diluted	646,176	646,176	646,176	646,176

The accompanying notes are an integral part of these consolidated financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders’ Equity (Deficit)
For the Nine Months Ended June 30, 2009

	Series A
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)
Balance, September 30, 2008	—	$—	646,176	$64	$625,372	$(1,718,183)	$(1,092,747)

Net loss	—	—	—	—	—	(11,851)	$(11.851)

Balance, June 30, 2009	—	$—	646,176	$64	$625,372	$(1,730,034)	$(1,104,598)
(unaudited)

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Nine Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(11,851)	$(28,599)
Adjustment to reconcile net loss to net cash
Accounts payable	(3,290)	417
Net cash used in operating activities	(15,141)	(28,182)

Cash Flows from Financing Activities:
Proceeds from Long-Term Advances from Related Party	14,942	27,350
Net cash provided by financing activities	14,942	27,350

NET DECREASE IN CASH & CASH EQUIVALENTS	(199)	(832)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	362	1,000

CASH & CASH EQUIVALENTS, ENDING BALANCE	$163	$168

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

Note 1. Organization and Basis of Presentation

The unaudited financial statements were prepared by Absolute Potential, Inc. (the "Company" or "Absolute"), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended June 30, 2009, are not necessarily indicative of the results to be expected for the year ending September 30, 2009.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,730,034 and negative working capital of $356,467 as of June 30, 2009, and total liabilities exceeding total assets by $1,104,598 as of June 30, 2009. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

JUNE 30, 2009

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

The last filing of corporate tax returns was September 30, 2001. Tax years that remain open and subject to audit include the Federal 2001 – 2010 years and the Florida 2001 – 2010 years.

No penalties or interest relating to income taxes have been incurred during the nine months ended June 30, 2009 and 2008. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of the weighted average number of shares for diluted net loss per common share as of June 30, 2009 and September 30, 2008 because their effect would be anti-dilutive. As of June 30, 2009 and September 30, 2008, the number of potential dilutive shares related to the long term advances from related party was 1,870,328 and 1,832,973, respectively.

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

JUNE 30, 2009

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

JUNE 30, 2009

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

Note 3. Related Party Transactions

During the nine months ended June 30, 2009, Augustine Fund, L.P., the major shareholder and funding source for the company, funded the operations of the company in an additional amount of $14,942.

The outstanding balances of these advances were $748,131 and $733,189 at June 30, 2009 and September 30, 2008, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock. As of June 30, 2009 and September 30, 2008, the number of potential shares related to the long term advances from related party was 1,870,328 and 1,832,973, respectively.

Note 4. Shareholders’ Equity

As of June 30, 2009, the Company had approximately 275 record holders of their common stock and 646,176 shares of common stock outstanding. There were no recorded equity transactions for the nine months ended June 30, 2009.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

	Three Months Ended June 30,
	2009	2008	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	1,429	6,475	(5,046)	-78%

Net loss	$(1,429)	$(6,475)	$5,046	-78%

Selling, General and Administrative: Selling, general and administrative expenses were $1,429 for the three months ended June 30, 2009, a decrease of $5,046 or 78%, compared to $6,475 for the three months ended June 30, 2008. The decrease was due to a decrease in the use of professionals, including attorneys and auditors.

Nine months ended June 30, 2009 Compared to Nine months ended June 30, 2008

	Nine Months Ended June 30,
	2009	2008	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	11,851	28,599	(16,748)	-59%

Net loss	$(11,851)	$(28,599)	$16,748	-59%

Selling, General and Administrative: Selling, general and administrative expenses were $11,851 for the nine months ended June 30, 2009, a decrease of $16,748 or 72%, compared to $28,599 for the nine months ended June 30, 2008. The decrease was due to a decrease in operations in the use of professionals, including attorneys and auditors.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of June 30, 2009, we have accounts payable of $69,415, a payroll tax obligation of $287,215 and a shareholder advance of $748,131. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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