Form 10-K
period 2009-09-30
ABSOLUTE POTENTIAL, INC.
filed 2011-12-29
CIK 1002360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED ON September 30, 2009

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

Yes [X] No [   ]

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of September 30, 2009 was: negligible.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

As of September 30, 2009, we had approximately 275 record holders of our common stock and 646,176 shares of common stock outstanding.

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

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, if we need to seek shareholder approval of a business combination, it may delay the completion of a transaction.

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

Results of Operations

Year Ended September 30, 2009 compared to Year Ended September 30, 2008

	Year Ended September 30,
	2009	2008	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	19,528	52,945	(33,417)	-63%

Net loss	$(19,528)	$(52,945)	$33,417	-63%

Selling, General and Administrative: Selling, general and administrative expenses were $19,528 for the year ended September 30, 2009, a decrease of $33,417 or 63%, compared to $52,945 for the year ended September 30, 2008. The decrease is due to a reduction of professional services.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of September 30, 2009, we have accounts payable of $67,709, a payroll tax obligation of $287,215 and a shareholder advance of $757,454. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

ABSOLUTE POTENTIAL, INC.

Financial Statements

For The Years Ended September 30, 2009 and 2008

Report of Independent Registered Public Accounting Firm

Board of Directors

Absolute Potential, Inc.

Chicago, Illinois

We have audited the accompanying balance sheets of Absolute Potential, Inc. as of September 30, 2009 and 2008, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 2009 and 2008. These financial statements are the responsibility of the management of Absolute Potential, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Absolute Potential, Inc. as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the years ended September 30, 2009 and 2008 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss of $19,528 during the year ended September 30, 2009 and has an accumulated deficit of $1,737,711 at September 30, 2009. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sassetti LLC

Sassetti LLC

Oak Park, Illinois

December 29, 2011

Absolute Potential, Inc.
Balance Sheets

	September 30,	September 30,
	2009	2008
Assets
Current assets:
Cash	$103	$362
Total Assets	$103	$362

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$67,709	$72,705
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	354,924	359,920

Long-term advances from related party	757,454	733,189
Total Liabilities	1,112,378	1,093,109

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additional paid-in capital	625,372	625,372
Accumulated deficit	(1,737,711)	(1,718,183)
Total Stockholders' Deficit	(1,112,275)	(1,092,747)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$103	$362

 The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Operations
Year Ended
September 30,

	2009	2008
Operating revenues	$—	$—

Selling, general and administrative	19,528	52,945

Net loss	$(19,528)	$(52,945)

Net loss per share - basic and diluted	$(0.03)	$(0.08)

Weighted average number of common shares
outstanding - basic and diluted	646,176	646,176

The accompanying notes are an integral part of these consolidated financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders’ Equity (Deficit)
Years Ended September 30, 2009 and 2008

	Series A
	Common Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)
Balance, September 30, 2007	—	$—	646,176	$64	$625,372	$(1,665,238)	$(1,039,802)

Net loss	—	—	—	—	$—	(52,945)	(52,945)

Balance, September 30, 2008	—	$—	646,176	$64	$625,372	$(1,718,183)	$(1,092,747)

Net loss	—	—	—	—	—	(19,528)	(19,528))

Balance, September 30, 2009	—	$—	646,176	$64	$625,372	$(1,737,711)	$(1,112,275)

 The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Year Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(19,528)	$(52,945)
Adjustment to reconcile net loss to net cash
Accounts payable	(4,996)	20,457
Net cash used in operating activities	(24,524)	(32,488)

Cash Flows from Financing Activities:
Proceeds from Long-Term Advances from Related Party	24,265	31,850
Net cash provided by financing activities	24,265	31,850

NET DECREASE IN CASH & CASH EQUIVALENTS	(259)	(638)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	362	1,000

CASH & CASH EQUIVALENTS, ENDING BALANCE	$103	$362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2009 and 2008

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,737,711 and negative working capital of $354,821 as of September 30, 2009, and total liabilities exceeding total assets by $1,112,275 as of September 30, 2009. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

Business Combinations - Revised

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” which was codified into ASC 805. ASC 805 changes how a reporting enterprise accounts for the acquisition of a business. It requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. ASC 805 is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company does not feel that ASC 805 will have a significant impact on the Company's current financial condition or results of operations, but may impact future acquisitions, if any.

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2009 and 2008

Revenue Recognition – Multiple Deliverable Revenue Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-13 on Topic 605, Revenue Recognition—Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) . The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. ASU 2009-13 provides amendments to the criteria in Subtopic 605-25, Multiple-Element Arrangements (“Subtopic 605-25”) for separating consideration in multiple-deliverable arrangements. The amendments in ASU 2009-13 establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in ASU 2009-13 also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted and can be applied prospectively or retrospectively. The Company does not feel that ASU 2009-13 will have a significant impact on the Company's financial condition or results of operations.

Fair Value Measurements and Disclosure – Overall

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. The Company does not feel that ASU 2010-06 will have a significant impact on the Company's financial condition or results of operations.

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

September 30, 2009 and 2008

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

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2009 and 2008

The last filing of corporate tax returns was September 30, 2001. Tax years that remain open and subject to audit include the Federal 2001–2010 years and the Florida 2001–2010 years.

No penalties or interest relating to income taxes have been incurred during the years ended September 30, 2009 and 2008. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of the weighted average number of shares for dilutive net loss per common share for the years ended September 30, 2009 and 2008 because their effect would have been anti-dilutive.. As of September 30, 2009 and 2008, the number of potential dilutive shares related to the long term advances from related party was 1,893,635 and 1,832,973, respectively.

Note 3. Related Party Transactions

During the years ended September 30, 2009 and 2008, Augustine Fund, L.P., the major shareholder and funding source for the company, funded the operations of the company in additional amounts of $24,265 and $31,850, respectively.

The outstanding balances of these advances are $757,454 and $733,189 at September 30, 2009 and 2008, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock. As of September 30, 2009 and 2008, the number of potential shares related to the long term advances from related party was 1,893,635 and 1,832,973, respectively.

Note 4. Income Taxes

Pursuant to ASC Topic 740, “Income Taxes,” the Company is required to compute tax asset benefits for net operating losses carried forward. The Company has net operating loss carryforwards of approximately $17,375,000, at September 30, 2009. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the company's common stock which took place in 2001. Under federal tax law, this change in ownership (and any prospective changes) of the Company will significantly restrict future utilization of the net operating loss carryforwards. The net operating loss carryforwards will expire in 2009 through 2026.

A valuation allowance is required by ASC Topic 740, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for September 30, 2009 and 2008 were necessary. Significant components of the Company's net deferred tax assets are as follows:

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2009 and 2008

The Company's deferred income tax provisions include the following components:

	September 30,
	2009	2008
Tax benefit of net operating loss	6,863,057	6,855,344
Less valuation allowance	(6,863,057)	(6,855,344)
	—	—

A reconciliation of the income tax benefit computed at the federal statutory rate and the Company's effective rate are as follows:

	September 30,
	2009		2008
	$	%	$	%

Federal statutory rate	(6,640)	(39.500)%	(18,001)	(39.500)%
Adjustments, Primarily State income taxes	(1,074)	(5.500)%	(2,912)	(5.500)%
Change in valuation allowance for tax
benefit of net operating loss	7,714	45.000%	20,913	45.000%
	—	—%	—	—%

The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of expenses deducted for financial reporting purposes that are not currently utilized for tax purposes.

Note 5. Payroll Taxes

As of September 30, 2009 and 2008, the Company is delinquent in prior period payroll taxes, penalties and interest in the amount of $287,215. The Company currently does not have an agreement with the Internal Revenue Service for payment of this liability. No penalties or interest have been recorded since September 30, 2006.

Note 6. Shareholders’ Equity

There were no recorded equity transactions for the years ended September 30, 2009 and 2008.

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2009.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2009, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2009. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm in accordance withrules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our sole director and executive officer as of September 30, 2009.

Name	Age	Position
Thomas F. Duszynski	54	Chief Executive Officer,
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

Item 11. Executive Compensation

General

Our sole executive officer did not receive any compensation during the years ended September 30, 2009 or 2008 and does not currently receive any compensation.

Outstanding Equity Awards at September 30, 2009

There were no executive officers' unexercised options at September 30, 2009. No shares of common stock were acquired upon exercise of options during the fiscal year ended September 30, 2009.

Employment Contracts

Our executive officer does not have an employment contract or similar arrangement with us.

Compensation of Directors

Our sole director did not receive any compensation during the years ended September 30, 2009, and he does not currently receive any compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth ownership information as of December 29, 2011 with respect to (i) our sole director and executive officer and (ii) each person known by us to be a beneficial owner of more than 5% of our outstanding voting securities. Each share of common stock is entitled to one vote. The address of each of the individuals or entities listed below is c/o us at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604.

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

(2) Applicable percentage of ownership as of December 29, 2011 was calculated based on approximately 646,176 shares of common stock outstanding.

(3) Thomas F. Duszynski is a principal of Augustine Fund, L.P. Mr. Duszynski’s indirect holdings consist of 549,760 shares of common stock, of which 499,760 shares of common stock are held by Augustine fund, L.P. Thus for the purpose of this table the shares beneficially owned by Mr. Duszynski include the 499,760 shares beneficially owned by Augustine Fund, L.P.

(4) Thomas F. Duszynski is a principal of Augustine Fund, L.P., which is a manager of PAC Funding LLC. Thus for the purpose of this table the shares beneficially owned by Mr. Duszynski include the 50,000 shares beneficially owned by PAC Funding LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any securities authorized for issuance under equity compensation plans.

Changes in Control

We do not have any arrangements that may result in a change in control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We had no transactions with related persons during our fiscal year ended September 30, 2009. We do not have a parent company. We have not had a promoter at any time during the past five fiscal years.

Because Mr. Duszynski serves as our chief executive officer and chief financial officer, he is not considered to be an “independent” director under applicable independence standards or independence standards for committees set forth in The NASDAQ Stock Market’s corporate governance standards. Mr. Duszynski is a principal of Augustine Fund, L.P.

Item 14. Principal Accountant Fees and Services

Audit Fees

Fees for audit services totaled $5,170 and $12,980 for the fiscal years ended September 30, 2009 and 2008, respectively, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, and services in connection with Commission filings.

Audit-Related Fees

Fees for audit related services were $0 for fiscal 2009 and fiscal 2008.

Tax Fees

Fees for tax services, including tax compliance and tax advice, totaled $0 in fiscal 2009 and fiscal 2008. The tax returns for these fiscal years have yet to be filed.

All Other Fees

Fees for all other services not included above were $0 for fiscal 2009 and fiscal 2008.

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

The audit committee (or, in our case, the Board of Directors) requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee (or, in lieu thereof, the Board of Directors) must approve the permitted service before the independent auditor is engaged to perform it. Our sole director has approved the performance of services by the independent auditors. For fiscal 2009, the sole director approved 100% of the fees incurred.

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