Form 10-Q
period 2009-12-31
ABSOLUTE POTENTIAL, INC.
filed 2011-12-29
CIK 1002360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2009

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

PART I

Item 1. Financial Information

Absolute Potential, Inc.
Balance Sheets

	December 31,	September 30,
	2009	2009
	(unaudited)
Assets
Current assets:
Cash	$43	$103
Total Assets	43	103

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	68,827	67,709
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	356,042	354,924

Long-term advances from related party	757,642	757,454
Total Liabilities	1,113,684	1,112,378

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additional paid-in capital	625,372	625,372
Accumulated Deficit	(1,739,077)	(1,737,711)
Total Stockholders' Deficit	(1,113,641)	(1,112,275)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$43	$103

 The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Operations

	Three Months Ended December 31,
	2009	2008
	(unaudited)	(unaudited)
Operating revenues	$—	$—

Selling, general and administrative	1,366	3,830

Net loss	$(1,366)	$(3,830)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	646,176	646,176

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders’ Equity (Deficit)
Three Months Ended December 31, 2009

	Series A
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)
Balance, September 30, 2009	—	$—	646,176	$64	$625,372	$(1,737,711)	$(1,112,275)

Net loss	—	—	—	—	—	(1,366)	(1,366)

Balance, December 31, 2009 (unaudited)	—	$—	646,176	$64	$625,372	$(1,739,077)	$(1,113,641)

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Three Months Ended December 31,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,366)	$(3,830)
Adjustment to reconcile net loss to net cash
Accounts payable	1,118	(11,171)
Net cash used in operating activities	(248)	(15,001)

Cash Flows from Financing Activities:
Proceeds from Long-Term Advances from Related Party	188	14,942
Net cash provided by financing activities	188	14,942

NET DECREASE IN CASH & CASH EQUIVALENTS	(60)	(59)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	103	362

CASH & CASH EQUIVALENTS, ENDING BALANCE	$43	$303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

(UNAUDITED)

Note 1. Organization and Basis of Presentation

The unaudited financial statements were prepared by Absolute Potential, Inc. (the "Company" or "Absolute"), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended December 31, 2009, are not necessarily indicative of the results to be expected for the year ending September 30, 2010.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,739,077 and negative working capital of $355,999 as of December 31, 2009, and total liabilities exceeding total assets by $1,113,641 as of December 31, 2009. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

DECEMBER 31, 2009

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

No penalties or interest relating to income taxes have been incurred during the three months ended December 31, 2009 and 2008. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

(UNAUDITED)

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of weighted average number of shares for dilute net loss per common share as of December 31, 2009 and September 30, 2009 because their effect would have been anti-dilutive. As of December 31, 2009 and September 30, 2009, the number of potential dilutive shares related to the long term advances from related party was 1,894,105 and 1,893,635, respectively.

Recent Accounting Pronouncements

Business Combinations - Revised

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” which was codified into ASC 805. ASC 805 changes how a reporting enterprise accounts for the acquisition of a business. ASC 805 requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. ASC 805 is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. ASC 805 did not have a significant impact on the Company’s current financial condition or results of operations, but may impact future acquisitions, if any.

Revenue Recognition – Multiple Deliverable Revenue Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-13 on Topic 605, Revenue Recognition—Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) . The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. ASU 2009-13 provides amendments to the criteria in Subtopic 605-25, Multiple-Element Arrangements (“Subtopic 605-25”) for separating consideration in multiple-deliverable arrangements. The amendments in ASU 2009-13 establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in ASU 2009-13 also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted and can be applied prospectively or retrospectively. The Company does not feel that ASU 2009-13 will have a significant impact on the Company’s financial condition or results of operations.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

(UNAUDITED)

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

Compensation, Stock Compensation

In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation Topic 718, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is still evaluating the effects of ASU 2010-13 on the Company's financial statements.

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

Note 3. Related Party Transactions

During the three months ended December 31, 2009, Augustine Fund, L.P., the major shareholder and funding source for the company, funded the operations of the company in an additional amount of $188.

The outstanding balances of these advances were $757,642 and $757,454 at December 31, 2009 and September 30, 2009, respectively. These advances are unsecured and have no repayment terms, but do retain a conversion option. As of December 31, 2009 and September 30, 2009, the number of potential shares related to the long term advances from related party was 1,894,105 and 1,893,635 respectively.

Note 4. Shareholders’ Equity

As of December 31, 2009, the Company had approximately 275 record holders of their common stock and 646,176 shares of common stock outstanding. There were no recorded equity transactions for the three months ended December 31, 2009.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

(UNAUDITED)

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

Results of Operations

Three Months Ended December 31, 2009 compared to Three Months Ended December 31, 2008

	Three Months Ended December 31,
	2009	2008	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	1,366	3,820	(2,464)	-64%

Net loss	$(1,366)	$(3,830)	$2,464	-64%

Selling, General and Administrative: Selling, general and administrative expenses were $1,366 for the three months ended December 31, 2009, a decrease of $2,464 or 64%, compared to $3,830 for the three months ended December 31, 2008. The decrease is immaterial, since operations are negligible.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of December 31, 2009, we have accounts payable of $68,827, a payroll tax obligation of $287,215 and a shareholder advance of $757,642. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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