Form 10-Q
period 2010-06-30
ABSOLUTE POTENTIAL, INC.
filed 2011-12-30
CIK 1002360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

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

PART I

Item 1. Financial Information

Absolute Potential, Inc.
Balance Sheet

	June 30,	September 30,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash	$446	$103
Total Assets	446	103

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	67,851	67,709
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	355,066	354,924

Long-term advances from related party	759,578	757,454
Total Liabilities	1,114,644	1,112,378

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additional paid-in capital	625,372	625,372
Accumulated deficit	(1,739,634)	(1,737,711)
Total Stockholders' Deficit	(1,114,198)	(1,112,275)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$446	$103

 The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues	$—	$—	$—	$—

Selling, general and administrative	187	1,429	1,923	11,851

Net loss	$(187)	$(1,429)	$(1,923)	$(11,851)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	646,176	646,176	646,176	646,176

 The accompanying notes are an integral part of these consolidated financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
Nine Months Ended June 30, 2010

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)
Balance, September 30, 2009	—	$—	646,176	$64	$625,372	$(1,737,711)	$(1,112,275)

Net loss						(1,923)	(1,923)

Balance, June 30, 2010 (unaudited)	—	$—	646,176	$64	$625,372	$(1,739,634)	$(1,114,198)

 The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Nine Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,923)	$(11,851)
Adjustment to reconcile net loss to net cash
Accounts payable	142	(3,290)
Net cash used in operating activities	(1,781)	(15,141)

Cash Flows from Financing Activities:
Proceeds from Long-Term Advances from Related Party	2,124	14,942
Net cash provided by financing activities	2,124	14,942

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	343	(199)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	103	362

CASH & CASH EQUIVALENTS, ENDING BALANCE	$446	$163

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integeal part of these financial statements.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

Note 1. Organization and Basis of Presentation

The unaudited financial statements were prepared by Absolute Potential, Inc. (the "Company" or "Absolute"), , pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended June 30, 2010, are not necessarily indicative of the results to be expected for the year ending September 30, 2010.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,739,634 and negative working capital of $354,620 as of June 30, 2010, and total liabilities exceeding total assets by $1,114,198 as of June 30, 2010. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

JUNE 30, 2010

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

No penalties or interest relating to income taxes have been incurred during the nine months ended June 30, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of the weighted average number of shares for diluted net loss per common share as of June 30, 2010 and September 30, 2009 because their effect would be anti-dilutive. As of June 30, 2010 and September 30, 2009, the number of potential dilutive shares related to the long term advances from related party was 1,898,945 and 1,893,635, respectively.

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

JUNE 30, 2010

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

Note 3. Related Party Transactions

During the nine months ended June 30, 2010, Augustine Fund, L.P., the major shareholder and funding source for the Company, funded the operations of the Company in an additional amount of $2,124.

The outstanding balances of these advances were $759,578 and $757,454 at June 30, 2010 and September 30, 2009, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock. As of June 30, 2010 and September 30, 2009, the number of potential shares related to the long term advances from related party was 1,898,945 and 1,893,635, respectively.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

Note 4. Shareholders’ Equity

As of June 30, 2010, the Company had approximately 275 record holders our common stock and 646,176 shares of common stock outstanding. There were no recorded equity transactions for the nine months ended June 30, 2010.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

	Three Months Ended June 30,
	2010	2009	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	187	1,429	(1,242)	-87%

Net loss	$(187)	$(1,429)	$1,242	-87%

Selling, General and Administrative: Selling, general and administrative expenses were $187 for the three months ended June 30, 2010, a decrease of $1,242 or 87%, compared to $1,429 for the three months ended June 30, 2009. The decrease is immaterial, since operations are negligible.

Nine months ended June 30, 2010 Compared to Nine months ended June 30, 2009

	Nine Months Ended June 30,
	2010	2009	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	1,923	11,851	(9,928)	-84%

Net loss	$(1,923)	$(11,851)	$9,928	-84%

Selling, General and Administrative: Selling, general and administrative expenses were $1,923 for the nine months ended June 30, 2010, a decrease of $9,928 or 84%, compared to $11,851 for the nine months ended June 30, 2009. The decrease is immaterial, since operations are negligible.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of June 30, 2010, we have accounts payable of $67,851, a payroll tax obligation of $287,215 and a shareholder advance of $759,578. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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