Form 10-K
period 2010-09-30
ABSOLUTE POTENTIAL, INC.
filed 2012-01-06
CIK 1002360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED ON September 30, 2010

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

Yes [X] No [   ]

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of September 30, 2010 was: negligible.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   [X] No    [  ]

As of January 6, 2012, 646,176 shares of the registrant’s common stock, par value of $0.0001, were outstanding.

Table of Contents

Page
PART I
Item 1. Business	4
Item 2. Properties	11
Item 3. Legal Proceedings	11

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters	12
and Issuer Purchses of Equity Securities
Item 6. Selected Financial Data	12
Item 7. Management's Discussion and Analysis of Financial Condition and Results Operations	13
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	17
Item 8. Financial Statements and Supplementary Data	18
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	19

Item 9A. Controls and Procedures	19
Item 9B Other Information	20

PART III
Item 10. Directors, Executive Officers and Corporate Governance	21
Item 11. Executive Compensation	21
Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	22
Item 13. Certain Relationships and Related Transactions, and Director Independence	23
Item 14. Principal Accountant Fees and Services	23

PART IV
Item 15. Exhibits and Financial Statement Schedules	24
SIGNATURES

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

As of September 30, 2010, we had approximately 275 record holders of our common stock and 646,176 shares of common stock outstanding.

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

•         growth potential;

•         experience and skill of management and availability of additional personnel

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

Results of Operations

Year Ended September 30, 2010 compared to Year Ended September 30, 2009

	Year Ended September 30,
	2010	2009	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	2,083	19,528	(17,445)	(89)%

Net loss	$(2,083)	$(19,528)	$17,445	(89)%

Selling, General and Administrative: Selling, general and administrative expenses were $2,083 for the year ended September 30, 2010, a decrease of $17,445 or 89%, compared to $19,528 for the year ended September 30, 2009. The decrease is due to a decrease in professional services.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of September 30, 2010, we have accounts payable of $67,952, a payroll tax obligation of $287,215 and a shareholder advance of $759,577. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

We may issue stock in lieu of cash for certain transactions. The fair value of our common stock, which is based on comparable cash purchases or the value of services, whichever is more readily determinable, is used to value the transaction.

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

ABSOLUTE POTENTIAL, INC.

Financial Statements

For The Years Ended September 30, 2010 and 2009

Report of Independent Registered Public Accounting Firm

Board of Directors

Absolute Potential, Inc.

Chicago, Illinois

We have audited the accompanying balance sheets of Absolute Potential, Inc. as of September 30, 2010 and 2009, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended September 30, 2010 and 2009. These financial statements are the responsibility of the management of Absolute Potential, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Absolute Potential, Inc. as of September 30, 2010 and 2009 and the results of its operations and its cash flows for the years ended September 30, 2010 and 2009 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss of $2,083 during the year ended September 30, 2010 and has an accumulated deficit of $1,739,794 at September 30, 2010. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sassetti LLC

Sassetti LLC

Oak Park, Illinois

January 6, 2012

Absolute Potential, Inc.
Balance Sheets

	September 30,	September 30,
	2010	2009
Assets
Current assets:
Cash	$386	$103
Total Assets	$386	$103

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$67,952	$67,709
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	355,167	354,924

Long-term advances from related party	759,577	757,454
Total Liabilities	1,114,744	1,112,378

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additional paid-in capital	625,372	625,372
Accumulated deficit	(1,739,794)	(1,737,711)
Total Stockholders' Deficit	(1,114,358)	(1,112,275)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$386	$103

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Operations

	Year Ended September 30,
	2010	2009
Operating revenues	$—	$—

Selling, general and administrative	2,083	19,528

Net loss	$(2,083)	$(19,528)

Net loss per share - basic and diluted	$(0.00)	$(0.03)

Weighted average number of common shares
outstanding - basic and diluted	646,176	646,176

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For The Years Ended September 30, 2009 and 2010

	Series A
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)
Balance, September 30, 2008	—	$—	646,176	$64	$625,372	$(1,718,183)	$(1,092,747)

Net loss	—	—	—	—	—	(19,528)	(19,528)

Balance, September 30, 2009	—	$—	646,176	$64	$625,372	$(1,737,711)	$(1,112,275)

Net loss	—	—	—	—	—	(2,083)	(2,083)

Balance, September 30, 2010	—	$—	646,176	$64	$625,372	$(1,739,794)	$(1,114,358)

 The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Year Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(2,083)	$(19,528)
Adjustment to reconcile net loss to net cash used in
operating activities
Accounts payable	243	(4,996)
Net cash used in operating activities	(1,840)	(24,524)

Cash Flows from Financing Activities:
Proceeds from advances from related party	2,123	24,265
Net cash provided by financing activities	2,123	24,265

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	283	(259)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	103	362

CASH & CASH EQUIVALENTS, ENDING BALANCE	$386	$103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,739,794 and negative working capital of $354,781 as of September 30, 2010, and total liabilities exceeding total assets by $1,114,358 as of September 30, 2010. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

Revenue Recognition – Multiple Deliverable Revenue Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-13 on Topic 605, Revenue Recognition—Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) . The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. ASU 2009-13 provides amendments to the criteria in Subtopic 605-25, Multiple-Element Arrangements (“Subtopic 605-25”) for separating consideration in multiple-deliverable arrangements. The amendments in ASU 2009-13 establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in ASU 2009-13 also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted and can be applied prospectively or retrospectively. The Company’s adoption of ASU 2009-13 is not expected to have a material impact on their financial condition or results of operations.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

Fair Value Measurements and Disclosure – Overall

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. The Company’s adoption of ASU 2010-06 is not expected to have a material impact on their financial condition or results of operations.

Compensation, Stock Compensation

In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation Topic 718, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company’s adoption of ASU 2010-13 is not expected to have a material impact on their financial condition or results of operations.

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

SEPTEMBER 30, 2010 AND 2009

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

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

 No penalties or interest relating to income taxes have been incurred during the years ended September 30, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of the weighted average number of shares for dilutive net loss per common share for the years ended September 30, 2010 and 2009 because their effect would have been anti-dilutive. As of September 30, 2010 and 2009, the number of potential dilutive shares related to the long term advances from related party was 1,898,943 and 1,893,635, respectively.

Note 3. Related Party Transactions

During the years ended September 30, 2010 and 2009, Augustine Fund, L.P., the major shareholder and funding source for the company, funded the operations of the company in additional amounts of $2,123 and $24,265, respectively.

The outstanding balances of these advances are $759,577 and $757,454 at September 30, 2010 and 2009, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock. As of September 30, 2010 and 2009, the number of potential shares related to the long term advances from related party was 1,898,943 and 1,893,635, respectively.

Note 4. Income Taxes

Pursuant to ASC Topic 740, “Income Taxes,” the Company is required to compute tax asset benefits for net operating losses carried forward. The Company has net operating loss carryforwards of approximately $17,377,000, at September 30, 2010. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the company's common stock which took place in 2001. Under federal tax law, this change in ownership (and any prospective changes) of the Company will significantly restrict future utilization of the net operating loss carryforwards. The other net operating losses will expire in 2009 through 2026.

A valuation allowance is required by ASC Topic 740, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for September 30, 2010 and 2009 were necessary. Significant components of the Company's net deferred tax assets are as follows:

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

	September 30,
	2010	2009
Tax benefit of net operating loss	$6,863,880	$6,863,057
Less valuation allowance	(6,863,880)	(6,863,057)
	$—	$—

A reconciliation of the income tax benefit computed at the federal statutory rate and the Company's effective rate are as follows:

	September 30,
	2010		2009
	$	%	$	%
Federal statutory rate	$(708)	(39.5)%	$(6,640)	(39.5)%
Adjustments, Primarily State income taxes	(115)	(5.5)%	(1,074)	(5.5)%
Change in valuation allowance for tax
benefit of net operating loss	823	45.0%	7,714	45.0%
	$—	—%	$—	—%

The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of expenses deducted for financial reporting purposes that are not currently utilized for tax purposes.

Note 5. Payroll Taxes

As of September 30, 2010 and 2009, the Company is delinquent in prior period payroll taxes, and certain estimated penalties and interest in the amount of $287,215. The Company currently does not have an agreement with the Internal Revenue Service for payment of this liability. No penalties or interest have been recorded since September 30, 2006.

Note 6. Shareholders’ Equity

There were no recorded equity transactions for the years ended September 30, 2010 and 2009.

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2010.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2010, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2010. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our sole director and executive officer as of September 30, 2010.

Name	Age	Position
Thomas F. Duszynski	55	Chief Executive Officer,
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

Item 11. Executive Compensation

General

Our sole executive officer did not receive any compensation during the years ended September 30, 2010 or 2009 and does not currently receive any compensation.

Outstanding Equity Awards at September 30, 2010

There were no executive officers' unexercised options at September 30, 2010. No shares of common stock were acquired upon exercise of options during the fiscal year ended September 30, 2010.

Employment Contracts

Our executive officer does not have an employment contract or similar arrangement with us.

Compensation of Directors

Our sole director did not receive any compensation during the years ended September 30, 2010, and he does not currently receive any compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth ownership information as of January 6, 2012 with respect to (i) our sole director and executive officer and (ii) each person known by us to be a beneficial owner of more than 5% of our outstanding voting securities. Each share of common stock is entitled to one vote. The address of each of the individuals or entities listed below is c/o us at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604.

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

(2) Applicable percentage of ownership as of January 6, 2012 was calculated based on 646,176 shares of common stock outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

We had no transactions with related persons during our fiscal year ended September 30, 2010. We do not have a parent company. We have not had a promoter at any time during the past five fiscal years.

Because Mr. Duszynski serves as our chief executive officer and chief financial officer, he is not considered to be an “independent” director under applicable independence standards or independence standards for committees set forth in The NASDAQ Stock Market’s corporate governance standards. Mr. Duszynski is a principal of Augustine Fund, L.P.

Item 14. Principal Accountant Fees and Services

Audit Fees

Fees for audit services totaled $0 and $5,170 for the fiscal years ended September 30, 2010 and 2009, respectively, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, and services in connection with Commission filings.

Audit-Related Fees

Fees for audit related services were $0 for fiscal 2010 and fiscal 2009.

Tax Fees

Fees for tax services, including tax compliance and tax advice, totaled $0 in fiscal 2010 and fiscal 2009. The tax returns for these fiscal years have yet to be filed.

All Other Fees

Fees for all other services not included above were $0 for fiscal 2010 and fiscal 2009.

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

ABSOLUTE POTENTIAL, INC.

(Registrant)

By: /s/ Thomas F. Duszynski	Date: January 6, 2012
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