Form 10-Q
period 2011-03-31
ABSOLUTE POTENTIAL, INC.
filed 2012-01-06
CIK 1002360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

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

PART I

Item 1. Financial Information

Absolute Potential, Inc.
Balance Sheets

	March 31,	September 30,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash	$267	$386
Total Assets	$267	$386

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$51,182	$67,952
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	338,397	355,167

Long-term advances from related party	790,039	759,577
Total Liabilities	1,128,436	1,114,744

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additional paid-in capital	625,372	625,372
Accumulated deficit	(1,753,605)	(1,739,794)
Total Stockholders' Deficit	(1,128,169)	(1,114,358)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$267	$386

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues	$—	$—	$—	$—

Selling, general and administrative	13,520	371	13,811	1,737

Net loss	$(13,520)	$(371)	$(13,811)	$(1,737)

Net loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	646,176	646,176	646,176	646,176

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
Six Months Ended March 31, 2011
(Unaudited)

	Series A
	Convertible Preferred Stock		Common Stock		Additional Pair-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)
Balance, September 30, 2010	—	$—	646,176	$64	$625,372	$(1,739,794)	$(1,114,358)

Net loss	—	—	—	—	—	(13,811)	(13,811)

Balance, March 31, 2011	—	$—	646,176	$64	$625,372	$(1,753,605)	$(1,128,169)

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Six Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(13,811)	$(1,737)
Adjustment to reconcile net loss to net cash used in operating activities
Accounts payable	(16,770)	1,446
Net cash used in operating activities	(30,581)	(291)

Cash Flows from Financing Activities:
Proceeds from advances from related party	30,462	188
Net cash provided by financing activities	30,462	188

NET DECREASE IN CASH & CASH EQUIVALENTS	(119)	(103)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	386	103

CASH & CASH EQUIVALENTS, ENDING BALANCE	$267	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

Note 1. Organization and Basis of Presentation

The unaudited financial statements were prepared by Absolute Potential, Inc. (the "Company" or "Absolute"), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended March 31, 2011, are not necessarily indicative of the results to be expected for the year ending September 30, 2011.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,753,605 and negative working capital of $338,130 as of March 31, 2011, and total liabilities exceeding total assets by $1,128,169 as of March 31, 2011. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MARCH 31, 2011

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

No penalties or interest relating to income taxes have been incurred during the six months ended March 31, 2011 and 2010. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of weighted average number of shares for diluted net loss per common shares as of March 31, 2011 and September 30, 2010 because their effect would have been anti-dilutive. As of March 31, 2011 and September 30, 2010, the number of potential dilutive shares related to the long term advances from related party was 1,975,098 and 1,898,943, respectively.

Recent Accounting Pronouncements

Revenue Recognition – Multiple Deliverable Revenue Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-13 on Topic 605, Revenue Recognition—Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) . The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. ASU 2009-13 provides amendments to the criteria in Subtopic 605-25, Multiple-Element Arrangements (“Subtopic 605-25”) for separating consideration in multiple-deliverable arrangements. The amendments in ASU 2009-13 establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in ASU 2009-13 also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted and can be applied prospectively or retrospectively.  ASU 2009-13 did not have a significant impact on the Company’s financial condition or results of operations.

Fair Value Measurements and Disclosure – Overall

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  ASU No. 2010-06 did not have a significant impact on the Company’s financial condition or results of operations.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011

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

Note 3. Related Party Transactions

During the six months ended March 31, 2011, Augustine Fund, L.P., the major shareholder and funding source for the Company, funded the operations of the Company in additional amounts of $30,462.

The outstanding balances of these advances were $790,039 and $759,577 at March 31, 2011 and September 30, 2010, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock. As of March 31, 2011 and September 30, 2010, the number of potential shares related to the long term advances from related party was 1,975,098 and 1,898,943, respectively.

Note 4. Shareholders’ Equity

As of March 31, 2011, the Company had approximately 275 record holders our common stock and 646,176 shares of common stock outstanding. There were no recorded equity transactions for the six months ended March 31, 2011.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	Three Months Ended March 31,
	2011	2010	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	13,520	371	13,149	3544%

Net loss	$(13,520)	$(371)	$(13,149)	3544%

Selling, General and Administrative: Selling, general and administrative expenses were $13,520 for the three months ended March 31, 2011, an increase of $13,149 or 3,544%, compared to $371 for the three months ended March 31, 2010. The increase was due to fees paid to attorneys, auditors and accountants.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

	Six Months Ended March 31,
	2011	2010	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	13,811	1,737	12,074	695%

Net loss	$(13,811)	$(1,737)	$(12,074)	695%

Selling, General and Administrative: Selling, general and administrative expenses were $13,811 for the six months ended March 31, 2011, an increase of $12,074 or 695%, compared to $1,737 for the six months ended March 31, 2010. The increase was due to fees paid to attorneys, auditors and accountants.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of March 31, 2011, we have accounts payable of $51,182, a payroll tax obligation of $287,215 and a shareholder advance of $790,039. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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