Form 10-K
period 2011-09-30
ABSOLUTE POTENTIAL, INC.
filed 2012-01-06
CIK 1002360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED ON September 30, 2011

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

Yes [   ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [   ] No [X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendments to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]   Accelerated filer [  ]   Non-accelerated filer [   ]    Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of September 30, 2011 was: negligible.

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

 Prior to these rules, financial statements of the acquired private company were not required to be filed on Form 8-K until 75 days after completion of the merger or acquisition. Also, detailed information about the business and management of the acquired private company was not required until the reporting company filed its next annual report on Form 10-KSB or Form 10-K. As a result, securities of the new entity could be traded for up to 75 days with investors having little or no access to vital information about the acquired private company.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or SOX. SOX imposes a wide variety of requirements on both U.S. and non-US. companies, that file or are required to file periodic reports with the SEC under the 1934 Act. Many of these requirements could affect us and our board of directors. For instance, under SOX we may be required to:

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

SOX has required us to review our current procedures and policies to determine whether they comply with the SOX and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the SOX and will take whatever actions are necessary to ensure that we are in compliance.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

As of September 30, 2011, we had approximately 275 record holders of our common stock and 646,176 shares of common stock outstanding.

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

Results of Operations

Year Ended September 30, 2011 compared to Year Ended September 30, 2010

	Year Ended September 30,
	2011	2010	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	15,961	2,083	13,878	666%

Net loss	$(15,961)	$(2,083)	$(13,878)	666%

Selling, General and Administrative: Selling, general and administrative expenses were $15,961 for the year ended September 30, 2011, an increase of $13,878 or 666%, compared to $2,083 for the year ended September 30, 2010. The increase is due to an increase in professional services rendered.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of September 30, 2011, we have accounts payable of $52,529, a payroll tax obligation of $287,215 and a shareholder advance of $790,722. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

ABSOLUTE POTENTIAL, INC.

Financial Statements

For The Years Ended September 30, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Board of Directors

Absolute Potential, Inc.

Chicago, Illinois

We have audited the accompanying balance sheets of Absolute Potential, Inc. as of September 30, 2011 and 2010, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended September 30, 2011 and 2010. These financial statements are the responsibility of the management of Absolute Potential, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respect, the financial position of Absolute Potential, Inc. as of September 30, 2011and 2010 and the results of its operations and its cash flows for the years ended September 30, 2011 and 2010 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss of $15,961 during the year ended September 30, 2011 and has an accumulated deficit of $1,755,755 at September 30, 2011. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sassetti LLC

Sassetti LLC

Oak Park, Illinois

January 6, 2012

Absolute Potential, Inc.
Balance Sheets

	September 30,	September 30,
	2011	2010
Assets
Current assets:
Cash	$147	$386
Total Assets	$147	$386

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$52,529	$67,952
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	339,744	355,167

Long-term advances from related party	790,722	759,577
Total Liabilities	1,130,466	1,114,744

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additional paid-in capital	625,372	625,372
Accumulated deficit	(1,755,755)	(1,739,794)
Total Stockholders' Deficit	(1,130,319)	(1,114,358)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$147	$386

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Operations

	Year Ended September 30,
	2011	2010
Operating revenues	$—	$—

Selling, general and administrative	15,961	2,083

Net loss	$(15,961)	$(2,083)

Net loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	646,176	646,176

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
Years Ended September 30, 2010 and 2011

	Series A
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)

Balance, September 30, 2009	—	$—	646,176	$64	$625,372	$(1,737,711)	$(1,112,275)

Net loss						(2,083)	(2,083)

Balance, September 30, 2010	—	$—	646,176	$64	$625,372	$(1,739,794)	$(1,114,358)

Net loss	—	—	—	—	—	(15,961)	(15,961)

Balance, September 30, 2011	—	$—	646,176	$64	$625,372	$(1,755,755)	$(1,130,319)

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Year Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(15,961)	$(2,083)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts payable	(15,423)	243
Net cash used in operating activities	(31,384)	(1,840)

Cash Flows from Financing Activities:
Proceeds from advances from related party	31,145	2,123
Net cash provided by financing activities	31,145	2,123

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(239)	283

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	386	103

CASH & CASH EQUIVALENTS, ENDING BALANCE	$147	$386

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

 The accompanying notes are an integral part of these financial statements.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,755,755 and negative working capital of $339,597 as of September 30, 2011, and total liabilities exceeding total assets by $1,130,319 as of September 30, 2011. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

Compensation, Stock Compensation

In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation Topic 718, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company’s adoption of ASU 2010-13 is not expected to have a material impact on the Company's financial condition or results of operations.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

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

SEPTEMBER 30, 2011 AND 2010

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

No penalties or interest relating to income taxes have been incurred during the years ended September 30, 2011 and 2010. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of the weighted average number of shares for dilutive net loss per common share for the years ended September 30, 2011 and 2010 because their effect would have been anti-dilutive. As of September 30, 2011 and 2010, the number of potential dilutive shares related to the long term advances from related party was 1,976,805 and 1,898,943, respectively.

Note 3. Related Party Transactions

During the years ended September 30, 2011 and 2010, Augustine Fund, L.P., the major shareholder and funding source for the company, funded the operations of the company in additional amounts of $31,145 and $2,123, respectively.

The outstanding balances of these advances are $790,722 and $759,577 at September 30, 2011 and 2010, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock. As of September 30, 2011 and 2010, the number of potential shares related to the long term advances from related party was 1,976,805 and 1,898,943, respectively.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

Note 4. Income Taxes

Pursuant to ASC Topic 740, “Income Taxes,” the Company is required to compute tax asset benefits for net operating losses carried forward. The Company has net operating loss carryforwards of approximately $17,396,000, at September 30, 2011. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the company's common stock which took place in 2001. Under federal tax law, this change in ownership (and any prospective changes) of the Company will significantly restrict future utilization of the net operating loss carryforwards. The other net operating losses will expire in 2009 through 2026.

A valuation allowance is required by ASC Topic 740, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for September 30, 2011 and 2010 were necessary. Significant components of the Company's net deferred tax assets are as follows:

	September 30,
	2011	2010
Tax benefit of net operating loss	$6,871,225	$6,863,880
Less valuation allowance	(6,871,225)	(6,863,880)
	$—	$—

A reconciliation of the income tax benefit computed at the federal statutory rate and the Company's effective rate are as follows:

	September 30,
	2011		2010
	$	%	$	%
Federal statutory rate	$(6,322)	(39.5)%	$(708)	(39.5)%
Adjustments, Primarily State income taxes	(1,023)	(5.5)%	(115)	(5.5)%
Change in valuation allowance for tax
benefit of net operating loss	7,345	45.0%	823	45.0%
	$—	—%	$—	—%

The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of expenses deducted for financial reporting purposes that are not currently utilized for tax purposes.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

Note 5. Payroll Taxes

As of September 30, 2011 and 2010, the Company is delinquent in prior period payroll taxes, and certain estimated penalties and interest in the amount of $287,215. The Company currently does not have an agreement with the Internal Revenue Service for payment of this liability. No penalties or interest have been recorded since September 30, 2006.

Note 6. Shareholders’ Equity

There were no recorded equity transactions for the years ended September 30, 2011 and 2010.

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2011.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2011, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2011. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our sole director and executive officer as of September 30, 2011.

Name	Age	Position
Thomas F. Duszynski	56	Chief Executive Officer,
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

Item 11. Executive Compensation

General

Our sole executive officer did not receive any compensation during the years ended September 30, 2011 or 2010 and does not currently receive any compensation.

Outstanding Equity Awards at September 30, 2011

There were no executive officers' unexercised options at September 30, 2011. No shares of common stock were acquired upon exercise of options during the fiscal year ended September 30, 2011.

Employment Contracts

Our executive officer does not have an employment contract or similar arrangement with us.

Compensation of Directors

Our sole director did not receive any compensation during the years ended September 30, 2011, and he does not currently receive any compensation.

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

Name	Amount and nature of beneficial ownership (1)	Percentage of outstanding voting securities (2)
Thomas F. Duszynski	549,760	85.1%
Augustine Fund, L.P. (3)	499,760	77.4%
PAC Funding LLC (4)	50,000	7.7%
All executive officers and directors as a group (one
person)	549,760	85.1%

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

(2) Applicable percentage of ownership as of January 6, 2012 was calculated based on approximately 646,176 shares of common stock outstanding.

(3) Thomas F. Duszynski is a principal of Augustine Fund, L.P. Mr. Duszynski’s indirect holdings consist of 549,760 shares of common stock, of which 499,760 shares of common stock are held by Augustine fund, L.P. Thus for the purpose of this table the shares beneficially owned by Mr. Duszynski include the 499,760 shares beneficially owned by Augustine Fund, L.P.

(4) Thomas F. Duszynski is a principal of Augustine Fund, L.P., which is a manager of PAC Funding LLC. Thus for the purpose of this table the shares beneficially owned by Mr. Duszynski include the 50,000 shares beneficialy owned by PAC Funding LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any securities authorized for issuance under equity compensation plans.

Changes in Control

We do not have any arrangements that may result in a change in control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We had no transactions with related persons during our fiscal year ended September 30, 2011. We do not have a parent company. We have not had a promoter at any time during the past five fiscal years.

Because Mr. Duszynski serves as our chief executive officer and chief financial officer, he is not considered to be an “independent” director under applicable independence standards or independence standards for committees set forth in The NASDAQ Stock Market’s corporate governance standards. Mr. Duszynski is a principal of Augustine Fund, L.P.

Item 14. Principal Accountant Fees and Services

Audit Fees

Fees for audit services totaled $4,295 and $0 for the fiscal years ended September 30, 2011 and 2010, respectively, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, and services in connection with Commission filings.

Audit-Related Fees

Fees for audit related services were $0 for fiscal 2011 and fiscal 2010.

Tax Fees

Fees for tax services, including tax compliance and tax advice, totaled $0 in fiscal 2011 and fiscal 2010. The tax returns for these fiscal years have yet to be filed.

All Other Fees

Fees for all other services not included above were $0 for fiscal 2011 and fiscal 2010.

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

The audit committee (or, in our case, the Board of Directors) requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee (or, in lieu thereof, the Board of Directors) must approve the permitted service before the independent auditor is engaged to perform it. Our sole director has approved the performance of services by the independent auditors. For fiscal 2011, the sole director approved 100% of the fees incurred.

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

ABSOLUTE POTENTIAL, INC.

(Registrant)

By:	/s/ Thomas F. Duszynski	January 6, 2012
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