Form 10-Q
period 2011-12-31
ABSOLUTE POTENTIAL, INC.
filed 2012-02-14
CIK 1002360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐   No   [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☐ No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes   [X]   No   ☐

As of February 14, 2012, 646,176 shares of the registrant’s common stock, par value of $0.0001, were outstanding.

PART I

Item 1. Financial Information

Absolute Potential, Inc.
Balance Sheets

	December 31,	September 30,
	2011	2011
	(unaudited)
Assets
Current assets:
Cash	$87	$147
Total Assets	$87	$147

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$96,887	$52,529
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	384,102	339,744

Long-term advances from related party	821,640	790,722
Total Liabilities	1,205,742	1,130,466

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outsanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additonal paid-in capital	625,372	625,372
Accumulated deficit	(1,831,091)	(1,755,755)
Total stockholders' equity (deficit)	(1,205,655)	(1,130,319)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$87	$147

 The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Operations

	Three Months Ended December 31,
	2011	2010
	(unaudited)	(unaudited)
Operating revenues	$—	$—

Selling, general and administrative	75,336	291

Net loss	$(75,336)	$(291)

Net loss per share - basic and diluted	$(0.12)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	646,176	646,176

 The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders' Equity (Deficit)

	Series A
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)

Balance, September 30, 2011	—	$—	646,176	$64	$625,372	$(1,755,755)	$(1,130,319)

Net loss	—	—	—	—	—	(75,336)	(75,336)

Balance, December 31, 2011 (unaudited)	—	$—	646,176	$64	$625,372	$(1,831,091)	$(1,205,655)

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Three Months Ended December 31,
	2011	2010
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(75,336)	$(291)
Adjustment to reconcile net loss to net cash
Accounts payable	44,358	(12,790)
Net cash used in operating activities	(30,978)	(13,081)

Cash Flows from Financing Activities:
Proceeds from Long-Term Advances from Related Party	30,918	13,022
Net cash provided by financing activities	30,918	13,022

NET DECREASE IN CASH AND CASH EQUIVALENTS	(60)	(59)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	147	386

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$87	$327

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

 ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

Note 1. Organization and Basis of Presentation

The unaudited financial statements were prepared by Absolute Potential, Inc. (the "Company" or "Absolute"), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended December 31, 2011, are not necessarily indicative of the results to be expected for the year ending September 30, 2012.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,831,091 and negative working capital of $384,015 as of December 31, 2011, and total liabilities exceeding total assets by $1,205,655 as of December 31, 2011. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

DECEMBER 31, 2011

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

GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. No penalties or interest relating to income taxes have been incurred during the three months ended December 31, 2011 and 2010.

 ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of weighted average number of shares for diluted net loss per common shares as of December 31, 2011 and September 30, 2011 because their effect would have been anti-dilutive. As of December 31, 2011 and September 30, 2011, the number of potential dilutive shares related to the long term advances from a related party was 2,054,100 and 1,976,805, respectively.

Recent Accounting Pronouncements

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

Note 3. Related Party Transactions

During the three months ended December 31, 2011, Augustine Fund, L.P., the major shareholder and funding source for the Company, funded the operations of the Company in an additional amount of $30,918.

The outstanding balances of these advances were $821,640 and $790,722 at December 31, 2011 and September 30, 2011, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock. As of December 31, 2011 and September 30, 2011, the number of potential shares related to the long term advances from related party was 2,054,100 and 1,976,805, respectively.

Note 4. Shareholders’ Equity

As of December 31, 2011, the Company had 275 record holders of our common stock and 646,176 shares of common stock outstanding. There were no recorded equity transactions for the three months ended December 31, 2011.

Note 5. Subsequent Events

On October 17, 2011 the Commission sent a written communication requesting that the Company be deregistered.  The Company has hired a third party legal counsel to respond to the Commission’s request for deregistration hoping to continue as a registered filer.  On November 18, 2011 a preliminary hearing was held and the Administrative Law Judge set a schedule for the Commission and the Company to submit written motions in support of their position on the issue of the Company’s registration.  Those motions were filed in January 2012, and the Company is waiting for the judge to make a final ruling as to whether the Company’s stock will be deregistered or not.

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

Selection of a Target Business and Structuring of a Business Combination

Although the fair market value of our target business must comply with statutory financial parameters, we will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, we will consider, among other factors, the following:

•	financial condition and results of operation;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	stage of development of the target business’s products, processes or services;
•	degree of current or potential market acceptance of the target business’s products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the target business’s products, processes or services;
•	regulatory environment of the industry; and
•	costs associated with effecting the business combination.

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

Results of Operations

Three Months Ended December 31, 2011 compared to Three Months Ended December 31, 2010

	Three Months Ended December 31,
	2011	2010	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	75,336	291	75,045	25789%

Net loss	$(75,336)	$(291)	$(75,045)	25789%

Selling, General and Administrative: Selling, general and administrative expenses were $75,336 for the three months ended December 31, 2011, an increase of $75,045 or 25,789%, compared to $291 for the three months ended December 31, 2010. The increase is due to an increase in accounting, auditing, legal and filing fees.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of December 31, 2011, we have accounts payable of $96,887, a payroll tax obligation of $287,215 and a shareholder advance of $821,640. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

PART II

Item 1. Legal Proceedings

In 2005 the Commission notified us that it is considering initiating administrative proceedings to have our common stock deregistered. We promptly submitted a written response to the Commission's notice and engaged in discussions with the Commission regarding this notice. On October 17, 2011 the Commission sent a written communication requesting that the Company be deregistered.  The Company has hired a third party legal counsel to respond to the Commission’s request for deregistration hoping to continue as a registered filer.  On November 18, 2011 a preliminary hearing was held and the Administrative Law Judge set a schedule for the Commission and the Company to submit written motions in support of their position on the issue of the Company’s registration.  Those motions were filed in January 2012, and the Company is waiting for the judge to make a final ruling as to whether the Company’s stock will be deregistered or not.

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

ABSOLUTE POTENTIAL, INC.
(Registrant)

By: /s/ Thomas F. Duszynski	Date: February 14, 2012
-------------------------------------
Thomas F. Duszynski
Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and
Principal Financial and Accounting Officer)