Form 10-Q
period 2012-03-31
ABSOLUTE POTENTIAL, INC.
filed 2012-05-11
CIK 1002360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   [X] No    [  ]

As of May 4, 2012, 646,176 shares of the registrant’s common stock, par value of $0.0001, were outstanding.

PART I

Item 1. Financial Information

Absolute Potential, Inc.

Balance Sheets

	March 31,	September 30,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash	$27	$147
Total Assets	$27	$147

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$99,146	$52,529
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	386,361	339,744

Long-term advances from related party	894,567	790,722
Total Liabilities	1,280,928	1,130,466

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outsanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additonal paid-in capital	625,372	625,372
Accumulated deficit	(1,906,337)	(1,755,755)
Total Sockholders' Deficit	(1,280,901)	(1,130,319)

Total Liabilities and Stockholders’ Deficit	$27	$147

The accompanying notes are an integral part of these financial statements.

2

Absolute Potential, Inc.

Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating revenues	$—	$—	—	$—

Selling, general and administrative	75,246	13,520	150,582	13,811

Net loss	$(75,246)	$(13,520)	(150,582)	$(13,811)

Net loss per share - basic and diluted	$(0.12)	$(0.02)	(0.23)	$(0.02)

Weighted average number of common shares
oustanding - basic and diluted	646,176	646,176	646,176	646,176

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders' Equity (Deficit)

	Series A						Total
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)

Balance, September 30, 2011	—	$—	646,176	$64	$625,372	$(1,755,755)	$(1,130,319)

Net loss	—	—	—	—	—	(150,582)	(150,582)

Balance, March 31, 2012 (unaudited)	—	$—	646,176	$64	$625,372	$(1,906,337)	$(1,280,901)

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.

Statements of Cash Flows

	Six Months Ended
	December 31,
	2012	2011
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(150,582)	$(13,811)
Adjustment to reconcile net loss to net cash used in operating activities
Accounts payable	46,617	(16,770)
Net cash used in operating activities	(103,965)	(30,581)

Cash Flows from Financing Activities:
Proceeds from long-term advances from related party	103,845	30,462
Net cash provided by financing activities	103,845	30,462

NET DECREASE IN CASH	(120)	(119)

CASH, BEGINNING BALANCE	147	386

CASH, ENDING BALANCE	$27	$267

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Note 1. Organization and Basis of Presentation

The unaudited financial statements were prepared by Absolute Potential, Inc. (the "Company" or "Absolute"), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended March 31, 2012, are not necessarily indicative of the results to be expected for the year ending September 30, 2012.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,906,337 and negative working capital of $386,334 as of March 31, 2012, and total liabilities exceeding total assets by $1,280,901 as of March 31, 2012. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the payment/settlement of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MARCH 31, 2012

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

No penalties or interest relating to income taxes have been incurred during the six months ended March 31, 2012 and 2011. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of weighted average number of shares for diluted net loss per common shares as of March 31, 2012 and 2011 because their effect would have been anti-dilutive. As of March 31, 2012 and 2011, the number of potential dilutive shares related to the long term advances from a related party was 2,236,418 and 1,975,098, respectively.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  The adoption of this ASU did not have an impact on the Company’s financial statements..

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not significantly impact the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 did not significantly impact the Company’s financial statements.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Note 3. Related Party Transactions

During the six months ended March 31, 2012, Augustine Fund, L.P., the major shareholder and funding source for the Company, funded the operations of the Company in an additional amount of $103,845.

The outstanding balances of these advances were $894,567 and $790,722 at March 31, 2012 and September 30, 2011, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock. As of March 31, 2012 and September 30, 2011, the number of potential shares related to the long term advances from related party was 2,236,418 and 1,976,805, respectively.

Note 4. Shareholders’ Equity

As of March 31, 2012, the Company had 275 record holders of our common stock and 646,176 shares of common stock outstanding. There were no recorded equity transactions for the six months ended March 31, 2012.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

	Three Months Ended March 31,
	2012	2011	Change

Operating revenues	$—	$—	$—	—

Selling,general and administrative	75,246	13,520	61,726	457%

Net loss	$(75,246)	$13,250)	$(61,726)	457%

Selling, General and Administrative: Selling, general and administrative expenses were $75,246 for the three months ended March 31, 2012, an increase of $61,726 and 457%, compared to $13,250 for the three months ended March 31, 2011. The increase is due to accounting, legal, auditing, and filing fees.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

	Six Months Ended March 31,
	2012	2011	Change

Operating revenues	$—	$—	$—	—

Selling,general and administrative	150,582	13,811	136,771	990%

Net loss	$(150,582)	$13,811)	$(136,771)	990%

Selling, General and Administrative: Selling, general and administrative expenses were $150,582 for the six months ended March 31, 2012, an increase of $136,771 and 990%, compared to $13,811 for the six months ended March 31, 2011. The increase is due to accounting, legal, auditing, and filing fees.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of March 31, 2012, we have accounts payable of $99,146, a payroll tax obligation of $287,215 and a shareholder advance of $894,567. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

PART II

Item 1. Legal Proceedings

In 2005, the Commission notified us that it is considering initiating administrative proceedings to have our common stock deregistered. We promptly submitted a written response to the Commission's notice and engaged in discussions with the Commission regarding this notice. On October 17, 2011, the Commission sent a written communication requesting that the Company be deregistered.  The Company has hired a third party legal counsel to respond to the Commission’s request for deregistration hoping to continue as a registered filer.  On November 18, 2011, a preliminary hearing was held and the Administrative Law Judge set a schedule for the Commission and the Company to submit written motions in support of their position on the issue of the Company’s registration.  Following the submission of these motions, the Administrative Law Judge issued an initial decision on February 15, 2012 revoking the Company’s resgistration. The Company appealed that initial decision to the Commission, which agreed to hear the appeal. Briefing on the appeal is in progress and is scheduled to be completed in June 2012. No date has been set by the Commission for issuing a ruling on the appeal.

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

Item 4. Mine Safety Disclosures

Not Applicable

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

ABSOLUTE POTENTIAL, INC.

(Registrant)

By: /s/ Thomas F. Duszynski Date: May 11, 2012

-------------------------------------

Thomas F. Duszynski

Chief Executive Officer,

Chief Financial Officer and Director

(Principal Executive Officer and

Principal Financial and Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, Thomas F. Duszynski, certify that:

1. I have reviewed this report on Form 10-Q of Absolute Potential, Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Absolute Potential, Inc.

Dated: May 11, 2012	By:	/s/ Thomas F. Duszynski
Thomas F. Duszynski
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Absolute Potential, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas F. Duszynski, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Dated: May 11, 2012	By:	/s/ Thomas F. Duszynski
Thomas F. Duszynski
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)