Form 10-Q
period 2012-06-30
ABSOLUTE POTENTIAL, INC.
filed 2012-08-07
CIK 1002360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes   [X] No   ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   [X] No    ☐

As of August 7, 2012, 646,176 shares of the registrant’s common stock, par value of $0.0001, were outstanding.

PART I

Item 1. Financial Information

Absolute Potential, Inc.
Balance Sheets

	June 30,	September 30,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash	$27	$147
Total Assets	$27	$147

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$61,097	$52,529
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	348,312	339,744

Long-term advances from related party	964,640	790,722
Total Liabilities	1,312,952	1,130,466

Commitments and Contingencies

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outsanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additonal paid-in capital	625,372	625,372
Accumulated deficit	(1,938,361)	(1,755,755)
Total Stockholders' Deficit	(1,312,925)	(1,130,319)

Total Liabilities and Stockholders' Deficit	$27	$147

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating revenues	$—	$—	—	$—

Selling, general and administrative	32,024	984	182,606	14,795

Net loss	$(32,024)	$(984)	(182,606)	$(14,795)

Net loss per share - basic and diluted	$(0.05)	$(0.00)	(0.28)	$(0.02)

Weighted average number of common shares
oustanding - basic and diluted	646,176	646,176	646,176	646,176

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders' Equity (Deficit)

	Series A						Total
	Common Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)

Balance, September 30, 2011	—	$—	646,176	$64	$625,372	$(1,755,755)	$(1,130,319)

Net loss	—	—	—	—	—	(182,606)	(182,606)

Balance, June 30, 2012 (unaudited)	—	$—	646,176	$64	$625,372	$(1,938,361)	$(1,312,925)

The accompanying notes are an integral part of these financial statements.

..

Absolute Potential, Inc.
Statements of Cash Flows

	Nine Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(182,606)	$(14,795)
Adjustment to reconcile net loss to net cash used in operating activities
Accounts payable	8,568	(16,529)
Net cash used in operating activities	(174,038)	(31,324)

Cash Flows from Financing Activities:
Proceeds from long-term advances from related party	173,918	31,145
Net cash provided by financing activities	173,918	31,145

NET DECREASE IN CASH	(120)	(179)

CASH , BEGINNING BALANCE	147	386

CASH , ENDING BALANCE	$27	$207

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Note 1. Organization and Basis of Presentation

The unaudited financial statements were prepared by Absolute Potential, Inc. (the "Company" or "Absolute"), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended June 30, 2012, are not necessarily indicative of the results to be expected for the year ending September 30, 2012.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,938,361 and negative working capital of $348,285 as of June 30, 2012, and total liabilities exceeding total assets by $1,312,925 as of June 30, 2012. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the payment/settlement of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

JUNE 30, 2012

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

No penalties or interest relating to income taxes have been incurred during the nine months ended June 30, 2012 and 2011. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of weighted average number of shares for diluted net loss per common shares as of June 30, 2012 and 2011 because their effect would have been anti-dilutive. As of June 30, 2012 and 2011, the number of potential dilutive shares related to the long term advances from a related party was 2,411,600 and 1,976,805, respectively.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not significantly impact the Company’s financial statements.

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

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Note 3. Related Party Transactions

During the nine months ended June 30, 2012, Augustine Fund, L.P., the major shareholder and funding source for the Company, funded the operations of the Company in an additional amount of $173,918.

The outstanding balances of these advances were $964,640 and $790,722 at June 30, 2012 and September 30, 2011, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock. As of June 30, 2012 and September 30, 2011, the number of potential shares related to the long term advances from related party was 2,411,600 and 1,976,805, respectively.

Note 4. Shareholders’ Equity

As of June 30, 2012, the Company had 275 record holders of common stock and 646,176 shares of common stock outstanding. There were no recorded equity transactions for the nine months ended June 30, 2012.

Note 5. Commitments and Contingencies

In 2005, the Commission notified the Company that it is considering initiating administrative proceedings to have the Company’s common stock deregistered. The Company promptly submitted a written response to the Commission's notice and engaged in discussions with the Commission regarding this notice. On October 17, 2011, the Commission sent a written communication requesting that the Company be deregistered.  The Company has hired a third party legal counsel to respond to the Commission’s request for deregistration hoping to continue as a registered filer.  On November 18, 2011, a preliminary hearing was held and the Administrative Law Judge set a schedule for the Commission and the Company to submit written motions in support of their position on the issue of the Company’s registration.  Following the submission of these motions, the Administrative Law Judge issued an initial decision on February 15, 2012 revoking the Company’s registration. The Company appealed that initial decision to the Commission and requested an oral argument before the Commission. Both the appeal and the oral argument request are currently pending. The request may take 6-9 months before the Commission will respond.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

	Three Months Ended June 30,
	2012	2011	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	32,024	984	31,040	3154%

Net loss	$(32,024)	$(984)	$(31,040)	3154%

Selling, General and Administrative: Selling, general and administrative expenses were $32,024 for the three months ended June 30, 2012, an increase of $31,040 and 3,154%, compared to $984 for the three months ended June 30, 2011. The increase is due to accounting, legal, auditing, and filing fees.

Nine months Ended June 30, 2012 Compared to Nine months Ended June 30, 2011

	Nine Months Ended June 30,
	2012	2011	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	182,606	14,795	167,811	1134%

Net loss	$(182,606)	$(14,795)	$(167,811)	1134%

Selling, General and Administrative: Selling, general and administrative expenses were $182,606 for the nine months ended June 30, 2012, an increase of $167,811 and 1,134%, compared to $14,795 for the nine months ended June 30, 2011. The increase is due to accounting, legal, auditing, and filing fees.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of June 30, 2012, we have accounts payable of $61,097, a payroll tax obligation of $287,215 and a shareholder advance of $964,640. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

PART II

Item 1. Legal Proceedings

In 2005, the Commission notified us that it is considering initiating administrative proceedings to have our common stock deregistered. We promptly submitted a written response to the Commission's notice and engaged in discussions with the Commission regarding this notice. On October 17, 2011, the Commission sent a written communication requesting that the Company be deregistered.  The Company has hired a third party legal counsel to respond to the Commission’s request for deregistration hoping to continue as a registered filer.  On November 18, 2011, a preliminary hearing was held and the Administrative Law Judge set a schedule for the Commission and the Company to submit written motions in support of their position on the issue of the Company’s registration.  Following the submission of these motions, the Administrative Law Judge issued an initial decision on February 15, 2012 revoking the Company’s registration. The Company appealed that initial decision to the Commission and requested an oral argument before the Commission. Both the appeal and the oral argument request are currently pending. The request may take 6-9 months before the Commission will respond.

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

ABSOLUTE POTENTIAL, INC.

(Registrant)

By: /s/ Thomas F. Duszynski	Date: August 7, 2012
Thomas F. Duszynski
Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and
Principal Financial and Accounting Officer)