Form 10-K
period 2012-09-30
ABSOLUTE POTENTIAL, INC.
filed 2012-12-28
CIK 1002360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED ON September 30, 2012

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-21279

ABSOLUTE POTENTIAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

FLORIDA	59-3223708
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

141 West Jackson Blvd, Suite 2182, Chicago, Illinois	60604
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [X] No [   ]

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of September 30, 2012 was: negligible.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   [X] No   [   ]

As of December 28, 2012, 646,176 shares of the registrant’s common stock, par value of $0.0001, were outstanding.

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

Item 3. Legal Proceedings

In 2005, the Commission notified us that it is considering initiating administrative proceedings to have our common stock deregistered. We promptly submitted a written response to the Commission's notice and engaged in discussions with the Commission regarding this notice. On October 17, 2011, the Commission sent a written communication requesting that the Company be deregistered.  The Company has hired a third party legal counsel to respond to the Commission’s request for deregistration hoping to continue as a registered filer.  On November 18, 2011, a preliminary hearing was held and the Administrative Law Judge set a schedule for the Commission and the Company to submit written motions in support of their position on the issue of the Company’s registration.  Following the submission of these motions, the Administrative Law Judge issued an initial decision on February 15, 2012 revoking the Company’s registration. The Company appealed that initial decision to the Commission and requested an oral argument before the Commission. The oral argument was completed in June. The appeal is currently pending. The request may take 6-9 months before the Commission will respond.

In the ordinary course of our business, we may at times be subject to various legal proceedings. However, except as set forth above, we are not party to, and are not aware of, pending or threatened litigation that we currently anticipate would have a material adverse effect on our business or operations.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

As of September 30, 2012, we had approximately 275 record holders of our common stock and 646,176 shares of common stock outstanding.

Our common stock has previously been traded on the OTC Bulletin Board under the symbol "VCLL" and was delisted from the OTC Bulletin Board on August 11, 2003, and there is currently no public trading market for our common stock. On December 28, 2012, there was no bid price for our common stock.

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

Results of Operations

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011

	Year Ended September 30,
	2012	2011	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	193,195	15,961	177,234	1110%

Net loss	$(193,195)	$(15,961)	$(177,234)	1110%

Selling, General and Administrative: Selling, general and administrative expenses were $193,195 for the year ended September 30, 2012, an increase of $177,234 and 1,110%, compared to $15,961 for the year ended September 30, 2011. The increase is due to accounting, legal, auditing, and filing fees.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of September 30, 2012, we have accounts payable of $55,161, a payroll tax obligation of $287,215 and a shareholder advance of $981,165. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

ABSOLUTE POTENTIAL, INC.

Financial Statements

For The Years Ended September 30, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Board of Directors

Absolute Potential, Inc.

Chicago, Illinois

We have audited the accompanying balance sheets of Absolute Potential, Inc. as of September 30, 2012 and 2011, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended September 30, 2012 and 2011. These financial statements are the responsibility of the management of Absolute Potential, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respect, the financial position of Absolute Potential, Inc. as of September 30, 2012 and 2011 and the results of its operations and its cash flows for the years ended September 30, 2012 and 2011 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss of $193,195 during the year ended September 30, 2012 and has an accumulated deficit of $1,948,950 at September 30, 2012. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sassetti LLC

Sassetti LLC

Oak Park, Illinois

December 28, 2012

Absolute Potential, Inc.
Balance Sheets

	September 30,	September 30,
	2012	2011

Assets
Current assets:
Cash	$27	$147
Total Assets	$27	$147

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$55,161	$52,529
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	342,376	339,744

Long-term convertible advances from related party	981,165	790,722
Total Liabilities	1,323,541	1,130,466

Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additional paid-in capital	625,372	625,372
Accumulated deficit	(1,948,950)	(1,755,755)
Total Stockholders' Deficit	(1,323,514)	(1,130,319)

Total Liabilities and Stockholders' Deficit	$27	$147

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Operations

	Year Ended September 30,
	2012	2011

Operating revenues	$—	$—

Selling, general and administrative	193,195	15,961

Net loss	$(193,195)	$(15,961)

Net loss per share - basic and diluted	$(0.30)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	646,176	646,176

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders' Deficit

	Series A Common Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2010	—	$—	646,176	$64	$625,372	$(1,739,794)	$(1,114,358)

Net loss	—	—	—	—	—	(15,961)	(15,961)

Balance, September 30, 2011	—	$—	646,176	$64	$625,372	$(1,755,755)	$(1,130,319)

Net loss	—	—	—	—	—	(193,195)	(193,195)

Balance, September 30, 2012	—	$—	646,176	$64	$625,372	$(1,948,950)	$(1,323,514)

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Year Ended September 30,
	2012	2011

Cash Flows from Operating Activities:
Net loss	$(193,195)	$(15,961)
Adjustment to reconcile net loss to net cash used in operating activities
Increase (decrease) in accounts payable	2,632	(15,423)
Net cash used in operating activities	(190,563)	(31,384)

Cash Flows from Financing Activities:
Proceeds from long-term advances from related party	190,443	31,145
Net cash provided by financing activities	190,443	31,145

NET DECREASE IN CASH	(120)	(239)

CASH , BEGINNING BALANCE	147	386

CASH , ENDING BALANCE	$27	$147

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2012 and 2011

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,948,950 and negative working capital of $342,349 as of September 30, 2012, and total liabilities exceeding total assets by $1,323,514 as of September 30, 2012. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company as well as reinstatement by the SEC. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the payment/settlement of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2012 and 2011

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

The last filing of corporate tax returns was for the year ended September 30, 2001. Tax years that remain open and subject to audit include the Federal 2001-2011 years and the Florida 2001-2011 years.

No penalties or interest relating to income taxes have been incurred during the year ended September 30, 2012 and 2011. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of weighted average number of shares for diluted net loss per common shares as of September 30, 2012 and 2011 because their effect would have been anti-dilutive. As of September 30, 2012 and 2011, the number of potential dilutive shares related to the long term advances from a related party was 2,452,913 and 1,976,805, respectively.

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2012 and 2011

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  The adoption of this ASU will not have an impact on the Company’s financial statements..

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011. The adoption of ASU 2011-05, as amended by ASU 2011-12, will not significantly impact the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 will not significantly impact the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2012 and 2011

Note 3. Related Party Transactions

During the year ended September 30, 2012, Augustine Fund, L.P., the major shareholder and funding source for the Company, funded the operations of the Company in an additional amount of $190,443.

The outstanding balances of these advances were $981, 165 and $790,722 at September 30, 2012 and 2011, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock at a rate of $0.40 per share. As of September 30, 2012 and 2011, the number of potential shares related to the long term advances from related party was 2,452,913 and 1,976,805, respectively.

Note 4. Income Taxes

Pursuant to ASC Topic 740, “Income Taxes,” the Company is required to compute tax asset benefits for net operating losses carried forward. The Company has net operating loss carryforwards of approximately $17,396,000, at September 30, 2012. Annual utilization of the Company's net operating loss carryforwards will be significantly limited due to a change in ownership control of the company's common stock which took place in 2001. Under federal tax law, this change in ownership (and any prospective changes) of the Company will significantly restrict future utilization of the net operating loss carryforwards. The other net operating losses will expire in 2013 through 2026.

A valuation allowance is required by ASC Topic 740, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for September 30, 2012 and 2011 were necessary. Significant components of the Company's net deferred tax assets are as follows:

	September 30,
	2012	2011
Tax benefit of net operating loss	6,947,537	6,871,225
Less valuation allowance	(6,947,537)	(6,871,225)
	—	—

A reconciliation of the income tax benefit computed at the federal statutory rate and the Company's effective rate are as follows:

	September 30,
	2012		2011
	$	%	$	%

Federal statutory rate	(65,686)	(39.5)%	(6,322)	(39.5)%
Adjustments, Primarily State income taxes	(10,626)	(5.5)%	(1,023)	(5.5)%
Change in valuation allowance for tax
benefit of net operating loss	76,312	45.0%	7,345	45.0%
	—	—%	—	—%

The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of expenses deducted for financial reporting purposes that are not currently utilized for tax purposes.

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2012 and 2011

Note 5. Payroll Taxes

As of September 30, 2012 and 2011, the Company is delinquent in prior period payroll taxes, and certain estimated penalties and interest in the amount of $287,215. The Company currently does not have an agreement with the Internal Revenue Service for payment of this liability.

Note 6. Shareholders’ Deficit

As of September 30, 2012, the Company had 275 record holders of common stock and 646,176 shares of common stock outstanding. There were no recorded equity transactions for the years ended September 30, 2012 and 2011.

Note 7. Commitments and Contingencies

In 2005, the Commission notified the Company that it is considering initiating administrative proceedings to have the Company’s common stock deregistered. The Company promptly submitted a written response to the Commission's notice and engaged in discussions with the Commission regarding this notice. On October 17, 2011, the Commission sent a written communication requesting that the Company be deregistered.  The Company has hired a third party legal counsel to respond to the Commission’s request for deregistration hoping to continue as a registered filer.  On November 18, 2011, a preliminary hearing was held and the Administrative Law Judge set a schedule for the Commission and the Company to submit written motions in support of their position on the issue of the Company’s registration.  Following the submission of these motions, the Administrative Law Judge issued an initial decision on February 15, 2012 revoking the Company’s registration. The Company appealed that initial decision to the Commission and requested an oral argument before the Commission. The oral argument was completed in June 2012. The appeal is currently pending. The request may take 6-9 months before the Commission will respond.

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2012.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2012, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2012. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our sole director and executive officer as of September 30, 2012.

Name	Age	Position

Thomas F. Duszynski	57	Chief Executive Officer
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

Item 11. Executive Compensation

General

Our sole executive officer did not receive any compensation during the years ended September 30, 2012 or 2011 and does not currently receive any compensation.

Outstanding Equity Awards at September 30, 2012

There were no executive officers' unexercised options at September 30, 2012. No shares of common stock were acquired upon exercise of options during the fiscal year ended September 30, 2012.

Employment Contracts

Our executive officer does not have an employment contract or similar arrangement with us.

Compensation of Directors

Our sole director did not receive any compensation during the years ended September 30, 2012, and he does not currently receive any compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth ownership information as of December 28, 2012 with respect to (i) our sole director and executive officer and (ii) each person known by us to be a beneficial owner of more than 5% of our outstanding voting securities. Each share of common stock is entitled to one vote. The address of each of the individuals or entities listed below is c/o us at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604.

	Amount and nature	Percentage of outstanding
Name	of beneficial ownership (1)	voting securities (2)
Thomas F. Duszynski	3,002,673	96.9%
Augustine Fund, L.P. (3)	2,952,673	95.3%
PAC Funding LLC (4)	50,000	1.6%
All executive officers and		0.0%
directors as a group (one person)	3,002,673	96.9%

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

(2) Applicable percentage of ownership as of December 28, 2012 was calculated based on approximately 646,176 shares of common stock outstanding plus the 2,452,913 potential shares attributable to the convertible debt.

(3) Thomas F. Duszynski is a principal of Augustine Fund, L.P. Mr. Duszynski’s indirect holdings consist of 3,002,673 shares of common stock, of which 2,952,673 shares of common stock are held by Augustine fund, L.P. or would be held upon conversion of debt. Thus for the purpose of this table the shares beneficially owned by Mr. Duszynski include the 2,952,673 shares beneficially owned by Augustine Fund, L.P.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

We had no transactions with related persons during our fiscal year ended September 30, 2012. We do not have a parent company. We have not had a promoter at any time during the past five fiscal years.

Because Mr. Duszynski serves as our chief executive officer and chief financial officer, he is not considered to be an “independent” director under applicable independence standards or independence standards for committees set forth in The NASDAQ Stock Market’s corporate governance standards. Mr. Duszynski is a principal of Augustine Fund, L.P.

Item 14. Principal Accountant Fees and Services

Audit Fees

Fees for audit services totaled $54,267 and $4,295 for the fiscal years ended September 30, 2012 and 201, respectively, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, and services in connection with Commission filings. Annual and quarterly reports for September 30, 2006 through June 30, 2012 were filed during the year ended September 30, 2012.

Audit-Related Fees

Fees for audit related services were $0 for fiscal 2012 and 2011.

Tax Fees

Fees for tax services, including tax compliance and tax advice, totaled $0 in fiscal 2012 and 2011. The tax returns for these fiscal years have yet to be filed.

All Other Fees

Fees for all other services not included above were $0 for fiscal 2012 and 2011.

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

The audit committee (or, in our case, the Board of Directors) requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee (or, in lieu thereof, the Board of Directors) must approve the permitted service before the independent auditor is engaged to perform it. Our sole director has approved the performance of services by the independent auditors. For fiscal 2012, the sole director approved 100% of the fees incurred.

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

ABSOLUTE POTENTIAL, INC.
(Registrant)

By:	/s/ Thomas F. Duszynski	December 28, 2012
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