Form 10-Q
period 2012-12-31
ABSOLUTE POTENTIAL, INC.
filed 2013-02-14
CIK 1002360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2012

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

Large accelerated filer	Accelerated filer.
Non-accelerated filer. (Do not check if a smaller reporting company)	Smaller reporting company. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   [X] No [  ]

As of February 14, 2013, 646,176 shares of the registrant’s common stock, par value of $0.0001, were outstanding.

PART I

Item 1. Financial Information

Absolute Potential, Inc.
Balance Sheets

	December 31,	September 30,
	2012	2012

Assets
Current assets:
Cash	$27	$27
Total Assets	$27	$27

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$65,431	$55,161
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	352,646	342,376

Long-term convertible advances from related party	981,284	981,165
Total Liabilities	1,333,930	1,323,541

Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outsanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additonal paid-in capital	625,372	625,372
Accumulated deficit	(1,959,339)	(1,948,950)
Total Stockholders' Deficit	(1,333,903)	(1,323,514)

Total Liabilities and Stockholders' Deficit	$27	$27

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Operations

	Three Months Ended
	December 31,
	2012	2011

Operating revenues	$—	$—

Selling, general and administrative expenses	10,389	75,336

Net loss	$(10,389)	$(75,336)

Net loss per share - basic and diluted	$(0.02)	$(0.12)

Weighted average number of common shares
oustanding - basic and diluted	646,176	646,176

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders' Deficit

							Total
	Common Preferred				Additional		Stockholders’
	Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)

Balance, September 30, 2012	—	$—	646,176	$64	$625,372	$(1,948,950)	$(1,323,514)

Net loss	—	—	—	—	—	(10,389)	(10,389)

Balance, December 31, 2012	—	$—	646,176	$64	$625,372	$(1,959,339)	$(1,333,903)

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Three Months Ended
	December 31,
	2012	2011

Cash Flows from Operating Activities:
Net loss	$(10,389)	$(75,336)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in accounts payable	10,270	44,358
Net cash used in operating activities	(119)	(30,978)

Cash Flows from Financing Activities:
Proceeds from long-term advances from related party	119	30,918
Net cash provided by financing activities	119	30,918

NET DECREASE IN CASH	—	(60)

CASH , BEGINNING BALANCE	27	147

CASH , ENDING BALANCE	$27	$87

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

Note 1. Organization and Basis of Presentation

The unaudited financial statements were prepared by Absolute Potential, Inc. (the "Company" or "Absolute"), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended December 31, 2012, are not necessarily indicative of the results to be expected for the year ending September 30, 2013.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,959,339 and negative working capital of $352,619 as of December 31, 2012, and total liabilities exceeding total assets by $1,333,903 as of December 31, 2012. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

DECEMBER 31, 2012

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

No penalties or interest relating to income taxes have been incurred during the three months ended December 31, 2012 and 2011. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of weighted average number of shares for diluted net loss per common shares as of December 31, 2012 and September 30, 2012 because their effect would have been anti-dilutive. As of December 31, 2012 and September 30, 2012, the number of potential dilutive shares related to the long term advances from related party was 2,453,210 and 2,452,913, respectively.

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

Note 3. Related Party Transactions

During the three months ended December 31, 2012, Augustine Fund, L.P., the major shareholder and funding source for the Company, funded the operations of the Company an additional amount of $119.

The outstanding balances of these advances were $981,284 and $981,165 at December 31, 2012 and September 30, 2012, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock. As of December 31, 2012 and September 30, 2012, the number of potential shares related to the long term advances from related party was 2,453,210 and 2,452,913, respectively.

Note 4. Shareholders’ Equity

As of December 31, 2012, the Company had 275 record holders our common stock and 646,176 shares of common stock outstanding. There were no recorded equity transactions for the three months ended December 31, 2012.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

(UNAUDITED)

Note 5. Commitments and Contingencies

In 2005, the Commission notified the Company that it is considering initiating administrative proceedings to have the Company’s common stock deregistered. The Company promptly submitted a written response to the Commission's notice and engaged in discussions with the Commission regarding this notice. On October 17, 2011, the Commission sent a written communication requesting that the Company be deregistered.  The Company has hired a third party legal counsel to respond to the Commission’s request for deregistration hoping to continue as a registered filer.  On November 18, 2011, a preliminary hearing was held and the Administrative Law Judge set a schedule for the Commission and the Company to submit written motions in support of their position on the issue of the Company’s registration.  Following the submission of these motions, the Administrative Law Judge issued an initial decision on February 15, 2012 revoking the Company’s registration. The Company appealed that initial decision to the Commission and requested an oral argument before the Commission. The oral argument was completed in June 2012. The appeal is currently pending. The request may take six to nine months before the Commission will respond.

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

Prior to the Merger, we had no material assets, liabilities or business operations. In substance, we were a publicly held shell corporation whose sole business activity was the search for a suitable business opportunity. Because the effects of the Merger have been unwound, and because we no longer have any ownership interest in Merger Sub and therefore no longer engage in the type of business previously engaged in by the Merger Sub, this report on the Form 10-Q will treat us as a publicly held shell company.

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

Results of Operations

Three Months Ended December 31, 2012 compared to Three Months Ended December 31, 2011

	Three Months Ended December 31,
	2012	2011	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative expenses	10,389	75,336	(64,947)	-86%

Net loss	$(10,389)	$(75,336)	$64,947	-86%

Selling, General and Administrative: Selling, general and administrative expenses were $10,389 for the three months ended December 31, 2012, a decrease of $64,947 or 86%, compared to $75,336 for the three months ended December 31, 2011. The decrease is due to less accounting, legal, auditing, and filing fees.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of December 31, 2012, we have accounts payable of $65,431, a payroll tax obligation of $287,215 and a shareholder advance of $981,284. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were not effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission, which has contributed to significant delays in filing our previous periodic reports.

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

PART II

Item 1. Legal Proceedings

In 2005, the Commission notified us that it is considering initiating administrative proceedings to have our common stock deregistered. We promptly submitted a written response to the Commission's notice and engaged in discussions with the Commission regarding this notice. On October 17, 2011, the Commission sent a written communication requesting that the Company be deregistered.  The Company has hired a third party legal counsel to respond to the Commission’s request for deregistration hoping to continue as a registered filer.  On November 18, 2011, a preliminary hearing was held and the Administrative Law Judge set a schedule for the Commission and the Company to submit written motions in support of their position on the issue of the Company’s registration.  Following the submission of these motions, the Administrative Law Judge issued an initial decision on February 15, 2012 revoking the Company’s registration. The Company appealed that initial decision to the Commission and requested an oral argument before the Commission. The oral argument was completed in June. The appeal is currently pending. The request may take six to nine months before the Commission will respond.

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

ABSOLUTE POTENTIAL, INC.

(Registrant)

By: /s/ Thomas F. Duszynsk	Date: February 14, 2013
Thomas F. Duszynski
Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and
Principal Financial and Accounting Officer)