Form 10-Q/A
period 2012-03-31
ABSOLUTE POTENTIAL, INC.
filed 2013-12-06
CIK 1002360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Absolute Potential, Inc. for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 11, 2012 (the “Form 10-Q”), is to amend the Statements of Cash Flows which inadvertently stated “Six Months Ended December 31,” instead of properly referring to the period “Six Months Ended March 31”. The amounts in the Statements of Cash flows were not changed as they properly reflected the activity for the six months ended March 31, 2012 and 2011.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

ABSOLUTE POTENTIAL, INC.

(Registrant)

By: /s/ Thomas F. Duszynski	Date: December 6, 2013
Thomas F. Duszynski
Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and
Principal Financial and Accounting Officer)