Form 10-Q/A
period 2013-06-30
ABSOLUTE POTENTIAL, INC.
filed 2013-12-06
CIK 1002360

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Absolute Potential, Inc. for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013 (the “Form 10-Q”), is to amend the Statements of Cash Flows which contained clerical errors. The amounts included in the nine months ended June 30, 2012 were incorrect and did not properly reflect the correct amounts as previously reported on Form 10-Q as previously filed with the Securities and Exchange Commission on August 8, 2012.

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

3

Absolute Potential, Inc.
Statements of Cash Flows

	Nine Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)
		(As Restated)
Cash Flows from Operating Activities:
Net loss	$(17,355)	$(182,606)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in acounts payable	3,971	8,568
Net cash used in operating activities	(13,384)	(174,038)

Cash Flows from Financing Activities:
Proceeds from long-term advances from related party	13,384	173,918
Net cash provided by financing activities	13,384	173,918

NET DECREASE IN CASH	—	(120)

CASH , BEGINNING BALANCE	27	147

CASH , ENDING BALANCE	$27	$27

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

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