Form 10-K
period 2013-09-30
ABSOLUTE POTENTIAL, INC.
filed 2013-12-24
CIK 1002360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED ON September 30, 2013

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

Yes [X] No [   ]

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 31, 2013 was: negligible.

As of December 24, 2013, 646,176 shares of the registrant’s common stock, par value of $0.0001, were outstanding.

Table of Contents

Page
PART I
Item 1. Business	3
Item 2. Properties	12
Item 3. Legal Proceedings	12
Item 4. Mine Safety Disclosures	12

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of	13
Equity Securities

Item 6. Selected Financial Data	13
Item 7. Management's Discussion and Analysis of Financial Condition and Results Operations	14
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	19
Item 8. Financial Statements and Supplementary Data	19
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20
Item 9A. Controls and Procedures	20
Item 9B Other Information	30

PART III
Item 10. Directors, Executive Officers and Corporate Governance	21
Item 11. Executive Compensation	21
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder	22
Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence	22
Item 14. Principal Accountant Fees and Services	23

PART IV
Item 15. Exhibits and Financial Statement Schedules	24
SIGNATURES	25

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

Reports to Securities Holders

Reports and other information filed by us with the Commission pursuant to the informational requirements of the Securities Exchange Act of 1934 will be available for inspection and copying at the public reference facilities maintained by the Commission at 100 F Street, NE, Room 2521, Washington, D. C. 20549. Copies of such material may be obtained from the public reference section of the Commission at 100 F Street, NE, Room 2521, Washington, D. C. 20549, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our reports and other documents filed with the Commission may also be available electronically at http://www.sec.gov.

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

Item 3. Legal Proceedings

In 2005, the Commission notified us that it is considering initiating administrative proceedings to have our common stock deregistered. We promptly submitted a written response to the Commission's notice and engaged in discussions with the Commission regarding this notice. On October 17, 2011, the Commission sent a written communication requesting that the Company be deregistered.  The Company has hired a third party legal counsel to respond to the Commission’s request for deregistration hoping to continue as a registered filer.  On November 18, 2011, a preliminary hearing was held and the Administrative Law Judge set a schedule for the Commission and the Company to submit written motions in support of their position on the issue of the Company’s registration.  Following the submission of these motions, the Administrative Law Judge issued an initial decision on February 15, 2012 revoking the Company’s registration. The Company appealed that initial decision to the Commission and requested an oral argument before the Commission. The oral argument was completed on December 16, 2013. The appeal is currently pending.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

As of September 30, 2013, we had approximately 275 record holders of our common stock and 646,176 shares of common stock outstanding.

Our common stock has previously been traded on the OTC Bulletin Board under the symbol "VCLL" and was delisted from the OTC Bulletin Board on August 11, 2003, and there is currently no public trading market for our common stock. On December 24, 2013, there was no bid price for our common stock.

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

Results of Operations

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012

	Year Ended September 30,
	2013	2012	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative	23,454	193,195	(169,741)	-88%

Net loss	$(23,454)	$(193,195)	$169,741	-88%

Selling, General and Administrative: Selling, general and administrative expenses were $23,454 for the year ended September 30, 2013, a decrease of $169,741 and 88%, compared to $193,195 for the year ended September 30, 2012. The decrease is due to a decrease in legal, accounting, auditing, and filing fees.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of September 30, 2013, we have accounts payable of $60,792, a payroll tax obligation of $287,215 and a shareholder advance of $998,988. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

Under the provisions of Section 382 of the Internal Revenue Code greater than 50% ownership changes that occurred in the Company may significantly limit the Company’s ability to utilize its NOL carry forwards to reduce future taxable income and related tax liabilities. Section 382 allows an owner shift any time there is a transfer of stock by a person who directly, or indirectly, owns more than 5% of the corporation and the percentage of stock of the corporation owned by one or more five percent shareholders has increased, in the aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the "testing period." The "testing period" is generally a three-year period ending on the date of any owner or equity structure shift.

The amount of post-change income that may be offset by pre-change losses is limited each year by the "Section 382 Limitation." Generally, the Section 382 Limitation is an amount equal to the value of the old loss corporation multiplied by a long-term interest rate established monthly by the Internal Revenue Service. The Company has not yet determined the qualifying events and resulting limitation that may impact utilization of net operating losses against future periods.

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

ABSOLUTE POTENTIAL, INC.

Financial Statements

For The Years Ended September 30, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Board of Directors

Absolute Potential, Inc.

Chicago, Illinois

We have audited the accompanying balance sheets of Absolute Potential, Inc. as of September 30, 2013 and 2012, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the management of Absolute Potential, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Absolute Potential, Inc. as of September 30, 2013 and 2012 and the results of its operations and its cash flows for the years ended September 30, 2013 and 2012 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss of $23,454 during the year ended September 30, 2013 and has an accumulated deficit of $1,972,404 at September 30, 2013. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sassetti LLC

Sassetti LLC

Oak Park, Illinois

December 24, 2013

Absolute Potential, Inc.
Balance Sheets

	September 30,	September 30,
	2013	2012

Assets
Current assets:
Cash	$27	$27
Total Assets	$27	$27

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$60,792	$55,161
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	348,007	342,376

Long-term convertible advances from related party	998,988	981,165
Total Liabilities	1,346,995	1,323,541

Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outsanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additonal paid-in capital	625,372	625,372
Accumulated deficit	(1,972,404)	(1,948,950)
Total Stockholders' Deficit	(1,346,968)	(1,323,514)

Total Liabilities and Stockholders' Deficit	$27	$27

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Operations

	Year Ended September 30,
	2013	2012

Operating revenues	$—	$—

Selling, general and administrative	23,454	193,195

Net loss	$(23,454)	$(193,195)

Net loss per share - basic and diluted	$(0.04)	$(0.30)

Weighted average number of common shares
outstanding - basic and diluted	646,176	646,176

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statement of Changes in Stockholders' Deficit

	Series A
	Common Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2011	—	$—	646,176	$64	$625,372	$(1,755,755)	$(1,130,319)

Net loss	—	—	—	—	—	(193,195)	(193,195)

Balance, September 30, 2012	—	—	646,176	64	625,372	(1,948,950)	(1,323,514)

Net loss	—	—	—	—	—	(23,454)	(23,454)

Balance, September 30, 2013	—	$—	646,176	$64	$625,372	$(1,972,404)	$(1,346,968)

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Year Ended
	September 30,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$(23,454)	$(193,195)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in accounts payable	5,631	2,632
Net cash used in operating activities	(17,823)	(190,563)

Cash Flows from Financing Activities:
Proceeds from long-term advances from related party	17,823	190,443
Net cash provided by financing activities	17,823	190,443

NET DECREASE IN CASH	-	(120)

CASH , BEGINNING BALANCE	27	147

CASH , ENDING BALANCE	$27	$27

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2013 and 2012

Note 1. Organization and Basis of Presentation

Organization and Line of Business

Absolute Potential, Inc. is a Florida corporation that was incorporated on August 12, 1993. On July 31, 2003, the Company changed its name to Absolute Waste Services, Inc. On June 15, 2005, the Company received the written consent dated June 15, 2005, from the holders of approximately 90.9% of the outstanding voting stock approving an amendment to its Certificate of Incorporation to change the Company's name to Absolute Potential, Inc. On October 24, 2005, the Company amended its Certificate of Incorporation to reflect this name change. The Company has no current operations.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $1,972,404 and negative working capital of $347,980 as of September 30, 2013, and total liabilities exceeding total assets by $1,346,968 as of September 30, 2013. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company as well as reinstatement by the SEC. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the payment/settlement of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2013 and 2012

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

The last filing of corporate tax returns was for the year ended September 30, 2001. Tax years that remain open and subject to audit include the Federal 2001-2012 years and the Florida 2001-2012 years.

No penalties or interest relating to income taxes have been incurred during the years ended September 30, 2013 and 2012. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of weighted average number of shares for diluted net loss per common shares as of September 30, 2013 and 2012 because their effect would have been anti-dilutive. As of September 30, 2013 and 2012, the number of potential dilutive shares related to the long term advances from a related party was 2,497,470 and 2,452,913, respectively.

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2013 and 2012

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Related Party Transactions

During the year ended September 30, 2013, Augustine Fund, L.P., the major shareholder and funding source for the Company, funded the operations of the Company in an additional amount of $17,823.

The outstanding balances of these advances were $998,988 and $981,165 at September 30, 2013 and 2012, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock at a rate of $0.40 per share. As of September 30, 2013 and 2012, the number of potential shares related to the long term advances from related party was 2,497,470 and 2,452,913, respectively.

Note 4. Income Taxes

Pursuant to ASC Topic 740, “Income Taxes,” the Company is required to compute tax asset benefits for net operating losses carried forward. The Company has net operating loss carryforwards of approximately $17,612,000, at September 30, 2013. Annual utilization of the Company's net operating loss carryforwards may be significantly limited due to a change in ownership control of the Company's common stock which took place in 2001. Under federal tax law, this change in ownership (and any prospective changes) of the Company will significantly restrict future utilization of the net operating loss carryforwards. The net operating losses will expire in 2017 through 2032.

A valuation allowance is required by ASC Topic 740, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for September 30, 2013 and 2012 were necessary. Significant components of the Company's net deferred tax assets are as follows:

	September 30,
	2013	2012

Tax benefit of net operating loss	6,956,801	6,947,537
Less valuation allowance	(6,956,801)	(6,947,537)
	—	—

Absolute Potential, Inc.

Notes to Financial Statements

September 30, 2013 and 2012

A reconciliation of the income tax benefit computed at the federal statutory rate and the Company's effective rate are as follows::

	September 30,
	2013		2012
	$	%	$	%

Federal statutory rate	(7,974)	(39.5)%	(65,686)	(39.5)%
Adjustments, Primarily State income taxes	(1,290)	(5.5)%	(10,626)	(5.5)%
Change in valuation allowance for tax
benefit of net operating loss	9,264	45.0%	76,312	45.0%
	—	—%	—	—%

The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of the inability to utilize the net operating losses generated.

Note 5. Payroll Taxes

As of September 30, 2013 and 2012, the Company is delinquent in prior period payroll taxes, and certain estimated penalties and interest in the amount of $287,215. The Company currently does not have an agreement with the Internal Revenue Service for payment of this liability.

Note 6. Shareholders’ Deficit

As of September 30, 2013, the Company had approximately 275 record holders of common stock and 646,176 shares of common stock outstanding. There were no recorded equity transactions for the years ended September 30, 2013 and 2012.

Note 7. Commitments and Contingencies

In 2005, the Commission notified the Company that it is considering initiating administrative proceedings to have the Company’s common stock deregistered. The Company promptly submitted a written response to the Commission's notice and engaged in discussions with the Commission regarding this notice. On October 17, 2011, the Commission sent a written communication requesting that the Company be deregistered.  The Company has hired a third party legal counsel to respond to the Commission’s request for deregistration hoping to continue as a registered filer.  On November 18, 2011, a preliminary hearing was held and the Administrative Law Judge set a schedule for the Commission and the Company to submit written motions in support of their position on the issue of the Company’s registration.  Following the submission of these motions, the Administrative Law Judge issued an initial decision on February 15, 2012 revoking the Company’s registration. The Company appealed that initial decision of the Commission and requested an oral argument before the Commission. The oral argument was completed on December 16, 2013. The appeal is currently pending.

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2013.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2013, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2013. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

I.	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. Although the financial statements and footnotes are reviewed by management, the Company does not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions.

II.	The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

III.	The current accounting staff is one person and does not have the required infrastructure to meet the high demands of being a U.S. public company.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our sole director and executive officer as of September 30, 2013.

Name	Age	Position

Thomas F. Duszynski	58	Chief Executive Officer,
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

Audit Committee

We do not have an Audit Committee because we have only one director and he is not independent. Our Board of Directors has determined that we do not have an "audit committee financial expert", and we do not have sufficient resources to engage such a person to be a member of our Board of Directors.

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

Item 11. Executive Compensation

General

Our sole executive officer did not receive any compensation during the years ended September 30, 2013 or 2012 and does not currently receive any compensation.

Outstanding Equity Awards at September 30, 2013

There were no executive officers' unexercised options at September 30, 2013. No shares of common stock were acquired upon exercise of options during the fiscal year ended September 30, 2013.

Employment Contracts

Our executive officer does not have an employment contract or similar arrangement with us.

Compensation of Directors

Our sole director did not receive any compensation during the years ended September 30, 2013, and he does not currently receive any compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth ownership information as of December 24, 2013 with respect to (i) our sole director and executive officer and (ii) each person known by us to be a beneficial owner of more than 5% of our outstanding voting securities. Each share of common stock is entitled to one vote. The address of each of the individuals or entities listed below is c/o us at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604.

Name	Amount and nature of beneficial ownership (1)	Percentage of outstanding voting securities (2)

Thomas F. Duszynski (3) (4)	3,047,230	97%
Augustine Fund, L.P. (3)	2,997,230	95%
PAC Funding LLC (4)	50,000	8%
All executive officers and		0
directors as a group (one person)	3,047,230	97%

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

(2) Applicable percentage of ownership as of December 24, 2013 was calculated based on approximately 646,176 shares of common stock outstanding plus the 2,497,470 potential shares attributable to the convertible debt.

(3) Thomas F. Duszynski is a principal of Augustine Fund, L.P. Mr. Duszynski’s indirect holdings consist of 3,047,230 shares of common stock, of which 499,760 shares of common stock are held by Augustine Fund, L.P. and an additional 2,497,470 could be held upon conversion of debt. Thus for the purpose of this table the shares beneficially owned by Mr. Duszynski include the 2,997,230 shares beneficially owned by Augustine Fund, L.P.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the advances received from Augustine Fund, L.P., we had no other transactions with related persons during our fiscal year ended September 30, 2013. We do not have a parent company. We have not had a promoter at any time during the past five fiscal years.

Because Mr. Duszynski serves as our chief executive officer and chief financial officer, he is not considered to be an “independent” director under applicable independence standards or independence standards for committees set forth in The NASDAQ Stock Market’s corporate governance standards. Mr. Duszynski is a principal of Augustine Fund, L.P.

Item 14. Principal Accountant Fees and Services

Audit Fees

Fees for audit services totaled $13,285 and $54,267 for the fiscal years ended September 30, 2013 and 2012, respectively, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, and services in connection with Commission filings. Annual and quarterly reports for September 30, 2006 through June 30, 2012 were filed during the year ended September 30, 2012.

Audit-Related Fees

Fees for audit related services were $0 for fiscal 2013 and 2012.

Tax Fees

Fees for tax services, including tax compliance and tax advice, totaled $0 in fiscal 2013 and 2012. The tax returns for these fiscal years have yet to be filed.

All Other Fees

Fees for all other services not included above were $0 for fiscal 2013 and 2012.

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

The audit committee (or, in our case, the Board of Directors) requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee (or, in lieu thereof, the Board of Directors) must approve the permitted service before the independent auditor is engaged to perform it. Our sole director has approved the performance of services by the independent auditors. For fiscal 2013, the sole director approved 100% of the fees incurred.

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

ABSOLUTE POTENTIAL, INC.

(Registrant)

By:	/s/ Thomas F. Duszynski	December 24, 2013
Thomas F. Duszynski
Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002