Form 10-Q
period 2013-12-31
ABSOLUTE POTENTIAL, INC.
filed 2014-02-14
CIK 1002360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2013

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

Yes   [X]   No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.	Accelerated filer.
Non-accelerated filer. (Do not check if a smaller reporting company)	Smaller reporting company. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes   [X]   No   [   ]

As of February 14, 2014, 646,176 shares of the registrant’s common stock, par value of $0.0001, were outstanding.

PART I

Item 1. Financial Information

Absolute Potential, Inc.
Balance Sheets

	December 31,	September 30,
	2013	2013
	(Unaudited)
Assets
Current assets:
Cash	$27	$27
Total Assets	$27	$27

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$105,155	$60,792
Accrued payroll taxes	287,215	287,215
Total Current Liabilities	392,370	348,007

Long-term convertible advances from related party	1,005,018	998,988
Total Liabilities	1,397,388	1,346,995

Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock; $.001 par value, 50,000,000 shares authorized;
no shares issued or outsanding	—	—
Common stock; $.0001 par value, 150,000,000 shares authorized;
646,176 shares issued and outstanding	64	64
Additonal paid-in capital	625,372	625,372
Accumulated deficit	(2,022,797)	(1,972,404)
Total Stockholders' Deficit	(1,397,361)	(1,346,968)

Total Liabilities and Stockholders' Deficit	$27	$27

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Operations

	Three Months Ended
	December 31,
	2013	2012
	(Unaudited)	(Unaudited)

Operating revenues	$—	$—

Selling, general and administrative	50,393	10,389

Net loss	$(50,393)	$(10,389)

Net loss per share - basic and diluted	$(0.08)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	646,176	646,176

The accompanying notes are an integral part of these financial statements.

Absolute Potential, Inc.
Statements of Cash Flows

	Three Months Ended
	December 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(50,393)	$(10,389)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in acounts payable	44,363	10,270
Net cash used in operating activities	(6,030)	(119)

Cash Flows from Financing Activities:
Proceeds from long-term advances from related party	6,030	119
Net cash provided by financing activities	6,030	119

NET DECREASE IN CASH	—	—

CASH , BEGINNING BALANCE	27	27

CASH , ENDING BALANCE	$27	$27

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

(UNAUDITED)

Note 1. Organization and Basis of Presentation

The unaudited financial statements were prepared by Absolute Potential, Inc. (the "Company" or "Absolute"), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended December 31, 2013, are not necessarily indicative of the results to be expected for the year ending September 30, 2014.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and liabilities. In the ordinary course of business, operating losses have been incurred each year since inception, resulting in an accumulated deficit of $2,022,797 and negative working capital of $392,343 as of December 31, 2013, and total liabilities exceeding total assets by $1,397,361 as of December 31, 2013. Currently, the Company has been provided working capital by a shareholder and is seeking a merger with an operating company as well as reinstatement by the SEC. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the payment/settlement of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

DECEMBER 31, 2013

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

The last filing of corporate tax returns was for the year ended September 30, 2001. Tax years that remain open and subject to audit include the Federal 2001-2013 years and the Florida 2001-2013 years.

No penalties or interest relating to income taxes have been incurred during the three months ended December 31, 2013 and 2012. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

(UNAUDITED)

Basic and Diluted Losses Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Convertible shares, stock options and warrants were not included in the computation of weighted average number of shares for diluted net loss per common shares as of December 31, 2013 and 2012 because their effect would have been anti-dilutive. As of December 31, 2013 and 2012, the number of potential dilutive shares related to the long term advances from a related party was 2,512,545 and 2,453,210, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Related Party Transactions

During the three months ended December 31, 2013 and 2012, Augustine Fund, L.P., the major shareholder and funding source for the Company, funded the operations of the Company an additional amount of $6,030 and $119, respectively.

The outstanding balances of these advances were $1,005,018 and $998,988 at December 31, 2013 and September 30, 2013, respectively. These advances are unsecured and have no repayment terms. The advances are convertible into shares of common stock. As of December 31, 2013 and September 30, 2013, the number of potential shares related to the long term advances from related party was 2,512,545 and 2,497,470, respectively.

Note 4. Payroll Taxes

As of December 31, 2013 and September 30, 2013, the Company is delinquent in prior period payroll taxes, and certain estimated penalties and interest in the amount of $287,215. The Company currently does not have an agreement with the Internal Revenue Service for payment of this liability.

Note 5. Shareholders’ Deficit

As of December 31, 2013, the Company had 275 record holders our common stock and 646,176 shares of common stock outstanding. There were no recorded equity transactions for the three months ended December 31, 2013.

ABSOLUTE POTENTIAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

(UNAUDITED)

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

Results of Operations

Three Months Ended December 31, 2013 compared to Three Months Ended December 31, 2012

	Three Months Ended December 31,
	2013	2012	Change

Operating revenues	$—	$—	$—	—

Selling, general and administrative expenses	50,393	10,389	40,004	385%

Net loss	$(50,393)	$(10,389)	$(40,004)	385%

Selling, General and Administrative: Selling, general and administrative expenses were $50,393 for the three months ended December 31, 2013, an increase of $40,004 or 385%, compared to $10,389 for the three months ended December 31, 2012. The increase is due to legal fees.

Liquidity and Capital Resources

We do not have sufficient funds to engage in significant operating activities. Our future operating activities are expected to be funded by loans from a major shareholder. However, none of our shareholders has any obligation to provide such loans to us.

As of December 31, 2013, we have accounts payable of $105,155, a payroll tax obligation of $287,215 and a shareholder advance of $1,005,018. We do not have sufficient cash reserves to satisfy these amounts. We anticipate that we will need to borrow funds from a major shareholder in order to satisfy these obligations. However, none of our shareholders has any obligation to provide such loans to us.

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

ABSOLUTE POTENTIAL, INC.

(Registrant)

By: /s/ Thomas F. Duszynski	Date: February 14, 2014
Thomas F. Duszynski
Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and
Principal Financial and Accounting Officer)